Form 10-Q
period 1995-03-31
PARLEX CORP
filed 1995-05-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

     Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant As Specified in its Charter)

             Massachusetts                            04-2464749
    (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)

145 Milk Street, Methuen, Massachusetts                  01844
(Address of principal executive offices)               (Zip Code)

                                 508-685-4341
            (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  [X]      NO  [ ]

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 1, 1995 was 2,368,284 shares.


                             PARLEX CORPORATION

                                    INDEX


Financial Statements:

  Consolidated Balance Sheets - April 2, 1995 and June 30, 1994..............   3

  Consolidated Statements of Income - For the Three Months
   and Nine Months Ended April 2, 1995 and April 3, 1994.....................   4

  Consolidated Statements of Cash Flows - For the Nine Months
   ended April 2, 1995 and April 3, 1994.....................................   5

Notes to Unaudited Consolidated Financial Statements.........................   6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations...................................................   7

Part II - Other Information..................................................   9

Signatures...................................................................  10


                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       APRIL 2, 1995 AND JUNE 30, 1994
                                 (Unaudited)

                                                  April 2, 1995  June 30, 1994

                      ASSETS
Current assets:
  Cash and cash equivalents                       $   116,235    $   194,048
  Accounts receivable - net                         6,688,460      6,161,716
  Inventories:
    Raw material                                    1,567,614      1,540,134
    Work in process                                 4,237,815      3,646,232
  Deferred income taxes                               316,026        316,026
  Other current assets                                555,271        260,233
    Total current assets                           13,481,421     12,118,389
Property, plant and equipment:
  Land                                                468,864        468,864
  Buildings                                         6,499,202      6,123,264
  Machinery and equipment                          20,680,188     19,352,888
  Leasehold improvements and other                    759,542        694,650
    Total                                          28,407,796     26,639,666
  Less accumulated depreciation and amortization  (19,011,589)   (18,082,029)
    Property, plant and equipment - net             9,396,207      8,557,637
Other assets                                          228,610        169,269
    Total                                         $23,106,238    $20,845,295

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt               $   200,000    $   200,000
  Accounts payable                                  3,316,263      2,794,821
  Accrued liabilities                               2,102,159      2,056,743
  Income taxes payable                                      -        362,940
    Total current liabilities                       5,618,422      5,414,504

Long-term debt                                      1,650,000        950,000

Other non-current liabilities                       1,647,046      1,600,671

Stockholders' equity
  Preferred stock                                         -0-            -0-
  Common stock                                        257,828        252,186
  Additional paid-in capital                        3,149,741      2,930,620
  Retained earnings                                11,820,826     10,734,939
  Less treasury stock at cost                      (1,037,625)    (1,037,625)
    Total Stockholders' equity                     14,190,770     12,880,120
    Total                                         $23,106,238    $20,845,295

             See Notes to Unaudited Consolidated Financial Statements



                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months and Nine Months Ended April 2, 1995 and April 3,1994
                                 (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                 Apr. 2, 1995  Apr. 3, 1994  Apr. 2, 1995  Apr. 3, 1994

Net Sales                                        $9,946,585    $8,885,214    $29,246,220   $25,405,528

Costs and Expenses:
  Cost of products sold                           8,285,192     7,497,918     23,884,405    21,287,853

  Selling, general and administrative expenses    1,380,592     1,177,410      3,731,173     3,433,713

  Operating costs and expenses                    9,665,784     8,675,328     27,615,578    24,721,566

Operating income                                    280,801       209,886      1,630,642       683,962

Other income - (Note 4)                             160,017         2,403        273,318        42,097

Interest expense                                    (38,151)      (29,395)       (95,923)      (81,014)

Income before income taxes                          402,667       182,894      1,808,037       645,045

Credit (provision) for income taxes (Note 3)       (161,600)       19,938       (722,150)       19,938

Net income                                         $241,067      $202,832     $1,085,887      $664,983

Net income per common share                            $.10          $.09           $.45          $.29

Weighted average number of common and
 common  stock equivalent shares
 outstanding                                      2,482,733     2,311,359      2,424,835     2,310,503

             See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended April 2, 1995 and April 3, 1994
                                 (Unaudited)

                                                        Nine Months Ended
                                                   April 2, 1995  April 3, 1994

Cash Flows Provided by Operating Activities:

Net income                                         $1,085,887     $  664,983

Adjustments to reconcile net income to net
 cash provided by (used for)operating activities:
  Depreciation and amortization                     1,146,184      1,116,839
  Gain on sale of equipment                              (500)       (13,957)
  Deferred income taxes                                     -          6,000
  Deferred compensation                                46,375         60,673
  Increase (decrease) in cash from:
    Accounts receivable - net                        (526,744)      (617,837)
    Other current assets                             (233,353)      (304,708)
    Inventories                                      (619,063)      (313,720)
    Accounts payable                                  521,442        454,615
    Accrued liabilities                                45,416        331,116
    Income taxes payable                             (424,625)             -
Total adjustments                                     (44,868)       719,021

Net cash provided by operating activities           1,014,019      1,384,004

Investment Activities:
Additions to property, plant and equipment         (1,984,754)    (1,144,254)
Increase in other assets                              (59,341)       (22,948)
Proceeds from the sale of equipment                       500         20,406
Net cash used for investment activities            (2,043,595)    (1,146,796)

Financing Activities:
Increase (decrease) of long-term debt                 700,000       (375,000)
Exercise of stock options                             224,763         16,000

Net cash from (used for) financing activities         924,763       (359,000)

Net Decrease in Cash and Cash Equivalents             (77,813)      (121,792)

Cash and Cash Equivalents at Beginning of Period      194,048        313,835

Cash and Cash Equivalents at End of Period           $116,235       $192,043

            See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.  Management Statement

  The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of April 2, 1995 and the results of operations and cash flows for the three and nine months ended April 2, 1995 and April 3, 1994. All adjustments made to the interim financial statements were of a normal recurring nature.

  The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1994, and this filing should be read in conjunction with that annual report.

2.  Income Per Share

  In the third quarter and first nine months of this year, the income per share computations are based on the weighted average number of common and common stock equivalent shares outstanding during the respective periods.

  Last year, common stock equivalents were not used as they were deemed to be immaterial.

3.  Income Taxes

  In the current year, the Company has provided for taxes at an effective rate of 40%. Last year, the Company had an effective tax rate of zero resulting from the recognition of federal and state net operating loss (NOL) carryforwards. At April 2, 1995, the Company had available, for state income tax purposes, net operating loss carryforwards of approximately $463,000 which expire in 1996 and 1997.

4.  Other Income

  This year, other income is comprised of fees associated with licensing agreements, as well as items of a miscellaneous nature. Last year, no monies were earned regarding any licensing arrangements.



                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations

  Net sales in the third quarter of the current fiscal year were $9,946,585, an increase of approximately 12% from the sales of $8,885,214 reported for the same quarter last year. For the first nine months of the year, sales totalled $29,246,220 versus $25,405,528 for the comparable period last year, an increase of about 15%. These results reflect increased shipments in both the Laminated Cable and the Flexible Circuit Products Division. The introduction of several new technologies and a continuing focus in making further penetration into the various commercial markets are the primary factors contributing to the increase. As further evidence of the Company's success in expanding upon its non-military business, commercial sales constituted 68% of the overall shipments through the first nine months this year versus 62% last year.

  Sales are recognized upon shipment.

  The cost of products sold as a percentage of sales this year was 83% and 82% for the third quarter and first nine months, respectively. This compares to 84% in the respective periods last year. The reduction in the cost of sales percentage resulted from enhanced operational efficiency, improved absorption of manufacturing overhead, and the Company's ongoing efforts to reduce costs. These reductions were offset, in part, by some training and start-up costs associated wtih a major multiyear contract that commenced in the current quarter.

  Selling, general, and administrative expenses as a percentage of sales was 14% in the current quarter and 13% for the nine months to date. Last year, the selling, general, and administrative expenses was 13% for both time periods. Some additional sales and marketing costs were incurred in the current quarter resulting in a slight increase in the percentage.

  Interest expense in the third quarter was $38,151 as compared to $29,395 last year. For the first nine months, interest expense was $95,923 versus $81,014 last year. The increase in expense is primarily due to the increase in the average level of borrowings and the increase in the prime lending rate.

  Other income this quarter was $160,017 versus $2,403 last year. For the first nine months, other income totalled $273,318 as compared to $42,097 last year. This year, other income is comprised of fees associated with some licensing agreements, as well as items of a miscellaneous nature. Last year, no monies were earned regarding any licensing arrangements.

  The above factors resulted in income before income taxes of $402,667 and $1,808,037 for the third quarter and first nine months this year, respectively. This compares to income before income taxes of $182,894 in the third quarter and $645,045 for the first nine months last year .

  The Company's effective tax rate was 40% for both the current quarter and first nine months this year. Last year, the Company recognized a tax credit of approximately $20,000. During fiscal 1993, the Company adopted FASB-109 - Accounting for Income Taxes. In accordance with that standard, the Company provided for a valuation allowance approximating $650,000 at June 30, 1993 for possible expiration of federal and state net operating loss (NOL) carryovers prior to realization. During last fiscal year, because of the Company's sustained profitability, it became apparent that the Company would be able to utilize a portion of those previously reserved NOLs and adjusted its effective tax rate accordingly.

  The net income for the quarter, as a result of the above factors, was $241,067 versus $202,832 last year. For the first nine months this year, the net income was $1,085,887 as compared to $664,983 last year.

Liquidity and Capital Resources

  The Company's borrowings under its $3,000,000 revolving credit facility were $1,500,000 at April 2, 1995, an increase of $850,000 since the end of the preceding fiscal year ended June 30, 1994. These additional borrowings were fully anticipated since the Company had major commitments relating to expenditures for equipment and building improvements that will increase capacity, provide for more cost effective processing, and enhance the technology capabilities of the Company. Furthermore, the Company had to increase its working capital to satisfy the anticipated increases in shipments.

  The Company expects to expend a considerable amount in additional equipment next quarter as well. Most of the Company's needs will be satisfied through internally generated funds, while the remainder will come from its revolving credit facility.



                         PART II - OTHER INFORMATION

  Items 1-4  THESE ITEMS ARE INAPPLICABLE

  Item 5  Other Events

          On May 4, 1995, the Board of Directors of Parlex Corporation elected Peter J. Murphy president and chief operating officer effective July 1, 1995. He succeeds Herbert W. Pollack who will remain as chief executive officer and chairman of the board.

  Item 6  Exhibits and Reports on Form 8-K

    (a)  Exhibits - None

    (b) The Company filed a Form 8-K on March 21, 1995 which reported that on February 16, 1995, the Board of Directors of Parlex Corporation appointed Richard Hale to serve as a Class I Director until the Company's annual meeting in 1995 and until his successor is elected and qualified, and appointed Sheldon Buckler to serve as a Class III Director until the Company's annual meeting in 1997 and until his successor is elected and qualified.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARLEX CORPORATION



                                       /s/ HERBERT W. POLLACK
                                           Herbert W. Pollack
                                               President


                                       /s/ STEVEN M. MILLSTEIN
                                           Steven M. Millstein
                                        Vice President of Finance



                                              May 12, 1995
                                                  Date