Form 10-Q
period 1995-09-30
PARLEX CORP
filed 1995-11-14
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1995

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

                           YES  [X]         NO  [ ]

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 31, 1995 was 2,370,659 shares.




                             PARLEX CORPORATION


                                   INDEX


Financial Statements:

  Consolidated Balance Sheets - October 1, 1995 and June 30, 1995         3

  Consolidated Statements of Income - For the Three Months
   ended October 1, 1995 and October 2, 1994                              4

  Consolidated Statements of Cash Flows - For the Three Months
   ended October 1, 1995 and October 2, 1994                              5

Notes to Unaudited Consolidated Financial Statements                      6

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                    7

Part II - Other Information                                               9

Signatures                                                                10



                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      OCTOBER 1, 1995 AND JUNE 30, 1995
                                 (Unaudited)

                                                     October 1, 1995      June 30, 1995
                                                     ---------------      -------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                          $   119,358          $   161,392
  Accounts receivable - net                            7,830,135            7,171,553
  Inventories:
    Raw material                                       2,260,539            1,867,370
    Work in process                                    3,527,335            4,216,706
    Refundable income taxes                              202,511              206,669
  Deferred income taxes                                  263,150              263,150
  Other current assets                                   635,925              441,866
                                                     -----------          -----------
      Total current assets                            14,838,953           14,328,706
                                                     -----------          -----------
Property, plant and equipment:
  Land                                                   468,864              468,864
  Buildings                                            6,811,157            6,629,301
  Machinery and equipment                             21,765,946           21,140,403
  Leasehold improvements and other                       776,620              737,863
                                                     -----------          -----------
      Total                                           29,822,587           28,976,431
  Less accumulated depreciation and amortization     (19,451,336)         (19,047,539)
                                                     -----------          -----------
      Property, plant and equipment - net             10,371,251            9,928,892
                                                     -----------          -----------
Other assets                                             376,244              259,503
                                                     -----------          -----------
      Total                                          $25,586,448          $24,517,101
                                                     ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  $   200,000          $   200,000
  Accounts payable                                     4,742,609            3,405,642
  Accrued liabilities                                  1,590,894            2,257,184
                                                     -----------          -----------
      Total current liabilities                        6,533,503            5,862,826
                                                     -----------          -----------

Long-term debt                                         2,650,000            2,300,000
                                                     -----------          -----------

Other non-current liabilities                          1,704,351            1,686,816
                                                     -----------          -----------

Stockholders' equity:
  Preferred stock                                            -0-                  -0-
  Common stock                                           258,065              257,941
  Additional paid-in capital                           3,233,254            3,226,316
  Retained earnings                                   12,244,900           12,220,827
  Less treasury stock at cost                         (1,037,625)          (1,037,625)
                                                     -----------          -----------
      Total Stockholders' equity                      14,698,594           14,667,459
                                                     -----------          -----------
      Total                                          $25,586,448          $24,517,101
                                                     ===========          ===========

See Notes to Unaudited Consolidated Financial Statments



                        PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended October 1, 1995 and October 2, 1994
                                     (Unaudited)


                                                          October 1, 1995       October 2, 1994
                                                          ---------------       ---------------

Product Sales                                             $11,611,410           $9,417,346
                                                          -----------           ----------

Costs and Expenses:

  Cost of products sold                                    10,295,136            7,615,948

  Selling, general and administrative expenses              1,252,331            1,176,961
                                                          -----------           ----------

  Operating costs and expenses                             11,547,467            8,792,909
                                                          -----------           ----------

Operating income                                               63,943              624,437

Other income - (Note 3)                                        44,452               16,451

Interest expense                                              (69,622)             (22,246)
                                                          -----------           ----------

Income before income taxes                                     38,773              618,642

Provision for income taxes                                    (14,700)            (245,800)
                                                          -----------           ----------

Net income                                                $    24,073           $  372,842
                                                          ===========           ==========

Net income per common share                                      $.01                 $.16
                                                                 ====                 ====

Weighted average number of common and common
 stock equivalent shares outstanding                        2,447,328            2,339,695
                                                          ===========           ==========


See Notes to Unaudited Consolidated Financial Statements



                        PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended October 1, 1995 and October 2, 1994
                                     (Unaudited)

                                                          October 1, 1995     October 2, 1994
                                                          ---------------     ---------------

Cash Flows Provided by Operating Activities:

Net income                                                $   24,073          $ 372,842
                                                          ----------          ---------

Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                              403,797            386,812
  Deferred compensation                                       17,535             13,961
  Increase (decrease) in cash from:
    Accounts receivable - net                               (658,582)          (472,872)
    Refundable income taxes                                    4,158                   -
    Inventories                                              296,202            (64,793)
    Other current assets                                    (194,059)          (108,249)
    Accounts payable                                       1,336,967            110,439
    Accrued liabilities                                     (666,290)          (195,269)
    Income taxes payable                                           -             69,025
                                                          ----------          ---------
Total adjustments                                            539,728           (260,946)
                                                          ----------          ---------

Net cash provided by operating activities                    563,801            111,896
                                                          ----------          ---------

Investment Activities:
  Additions to property, plant and equipment                (846,157)          (471,131)
  (Increase) decrease in other assets                       (116,741)               219
                                                          ----------          ---------
Net cash used for investment activities                     (962,898)          (470,912)
                                                          ----------          ---------

Financing Activities:
  Increase in long-term debt                                 350,000            100,000
  Exercise of stock options                                    7,063            215,325
                                                          ----------          ---------
Net cash from financing activities                           357,063            315,325
                                                          ----------          ---------

Net Decrease in Cash and Cash Equivalents                    (42,034)           (43,691)

Cash and Cash Equivalents at Beginning of Period             161,392            194,048
                                                          ----------          ---------

Cash and Cash Equivalents at End of Period                $  119,358          $ 150,357
                                                          ==========          =========

See Notes to Unaudited Consolidated Financial Statements



                        PARLEX CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements


1.    Management Statement
--------------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of October 1, 1995 and the results of operations and cash flows for the three months ended October 1, 1995 and October 2, 1994. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1995, and this filing should be read in conjunction with that annual report.

2.    Income Per Share
----------------------

      The income per share computations in the current period are based on the weighted average number of common and common stock equivalent shares outstanding. Last year, common stock equivalents were not used as they were deemed to be immaterial.

3.    Other Income
------------------

      Other income in the current and preceding year was comprised of items of miscellaneous nature.

4.    Joint Venture
-------------------

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the Joint Venture. The Joint Venture commenced operations September 1, 1995. Due to its relative insignificance, as well as time concerns regarding the availability of all necessary financial data, the Company intends to report the financial results of this venture on a three month time lag.




                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operations
----------

      Net sales in the first quarter of the current fiscal year were $11,611,410, an increase of 23% over the sales of $9,417,346 reported in the comparable quarter last year. The primary factors contributing to the increase in shipments involved a major program in the Flexible Circuit Products Division and an increase in sales in the Laminated Cable Division.

      Sales are recognized upon shipment.

      The cost of products sold as a percentage of sales was 89% and 81% for the first quarter this year and last year, respectively. The increase in the cost of sales percentage was attributed entirely to the rapid buildup in shipments of a large multi-year contract in the Flexible Circuit Products Division, involving new technology, new equipment, the use of very thin materials with special handling requirements, and some incurred costs associated with learning curve issues. The Company now anticipates improvements in yields and other production cost factors, which should reduce the cost of sales percentage in subsequent quarters.

      Selling, general, and administrative expenses as a percentage of sales was 11% in the current quarter versus 12% last year. The improvement was a result of the Company's ability to generate additional sales without incurring a commensurate increase in expenses.

      Interest expense was $69,622 this quarter as compared to $22,246 last year. Although the Company was able to generate positive cash flow from operating activities during the past fiscal year, the Company still had to borrow money to facilitate its growth through the purchase of equipment and to satisfy its additional working capital needs. These additional borrowings are responsible for the increase in expenses.

      Other income, both this year as well as last year, is comprised of items of a miscellaneous nature.

      The above factors resulted in income before income taxes of $38,773 in the first quarter this year versus $618,642 for the comparable period last year.

      The Company's effective tax rate was 38% and 40% for the current quarter this year and last year, respectively.

      After providing for taxes, the Company's net income was $24,073 this quarter versus $372,842 for the comparable quarter last year.

Liquidity and Capital Resources
-------------------------------

      Since the Company is anticipating continuous growth, additional borrowings to finance further working capital needs and capital expenditures will be necessary. Additionally, monies will also be needed to finance some of the requirements associated with Parlex (Shanghai) Circuit Company, Ltd., the Chinese Joint Venture (of which Parlex Corporation owns 50.1%) that commenced operations September 1, 1995. The Company's investment, valued at approximately $1,500,000, will include technology, equipment, training, technical support, and cash (of approximately $600,000) during fiscal year 1996. The Company is currently in the process of renegotiating its current revolving loan agreement for the purpose of increasing its credit line. The Company presently has an unsecured revolving credit agreement of $3,000,000 that became effective June 1994, and expires December 1996.

      With the positive cash flow expected to be generated internally, together with the increased line that should be in place shortly, the Company believes it will be in a secure financial position to accommodate its future requirements.




                            PART II - OTHER INFORMATION


   Items 1-5    THESE ITEMS ARE INAPPLICABLE



   Item 6       Exhibits and Reports on Form 8-K

                (a)   Exhibits - None

                (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.




                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PARLEX CORPORATION
                                          -------------------------------


                                          /s/ HERBERT W. POLLACK
                                          -------------------------------
                                          Herbert W. Pollack
                                          Chairman



                                          /s/ PETER J. MURPHY
                                          -------------------------------
                                          Peter J. Murphy
                                          President


                                          /s/ STEVEN M. MILLSTEIN
                                          -------------------------------
                                          Steven M. Millstein
                                          Vice President of Finance



                                          November 13, 1995
                                          -------------------------------
                                          Date