Form 10-K/A
period 1995-06-30
PARLEX CORP
filed 1995-12-01
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the Fiscal Year Ended June 30, 1995

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Registrant's telephone number, including area code:  508-685-4341
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                              Name of exchange on
   Title of each Class                        which registered
   -------------------                        -------------------
Common Stock, ($.10 par value)                        NASDAQ

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X     NO
                                   _____      _____


      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of shares of the Registrant's Common stock, par value $.10 per share, held by non-affiliates of the Registrant at September 1, 1995 as computed by reference to the closing price of such stock was approximately $15,926,659.

   The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 1, 1995 was 2,370,159 shares.

Documents Incorporated By Reference

      Portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.



                                 Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parlex Corporation

*/S/  Herbert W. Pollack
_________________________
Herbert W. Pollack, Chairman and Chief Executive Officer

Date: November 14, 1995
________________________

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*/S/  Steven M. Millstein
__________________________
Steven M. Millstein, Principal Accounting
and Financial Officer

Date: November 14, 1995
________________________

*/s/  Sheldon A. Buckler
_________________________
Sheldon A. Buckler, Director

*/s/  Richard W. Hale
______________________
Richard W. Hale, Director

*/s/  M. Joel Kosheff
______________________
M. Joel Kosheff, Director

*/s/  Peter J. Murphy
______________________
Peter J. Murphy, Director

*/s/  Lester Pollack
_____________________
Lester Pollack, Director

*/s/  Benjamin M. Rabinovici
_____________________________
Benjamin M. Rabinovici, Director

*/S/  Steven M. Millstein
__________________________
* by Steven M. Millstein, attorney-in-fact

Date: November 14, 1995
________________________

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1995 has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.




                                EXHIBIT INDEX


Exhibit                          Description                             Page
-------                          -----------                             ----

10-AH Chinese Joint Venture Contract, Articles of Association, and Transfer of Technology Agreement dated May 29, 1995.

10-AI Development and Supply Agreement between Motorola Inc. and Parlex Corporation dated April 13, 1993.

10-AJ     Central Trust of China Agreement dated June 5, 1995.

10-AK License Agreement between Samsung Electro-Mechanics Co., Ltd. and Parlex Corporation dated September 29, 1994.

10-AL     Employment Agreement between Parlex Corporation and
          Mr. Herbert W. Pollack dated July 1, 1994.

21        Subsidiaries of the Registrant

23        Independent Auditors' Consent

24        Powers of Attorney