Form 10-Q
period 1995-12-31
PARLEX CORP
filed 1996-02-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1995

                                     OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

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

                            YES   X       NO  ___

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 1996 was 2,371,159 shares.




                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Financial Statements:

  Consolidated Balance Sheets - December 31, 1995 and June 30, 1995.......  3

  Consolidated Statements of Income - For the Three Months
   and Six Months Ended December 31, 1995 and January 1, 1995.............  4

  Consolidated Statements of Cash Flows - For the Six Months
   ended December 31, 1995 and January 1, 1995............................  5

Notes to Unaudited Consolidated Financial Statements......................  6

Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................  7

Part II - Other Information...............................................  9

Signatures...............................................................  10




                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1995 AND JUNE 30, 1995
                                 (Unaudited)

                                             December 31, 1995   June 30, 1995
                                             -----------------   -------------

                                    ASSETS
Current assets:
  Cash and cash equivalents                  $    321,824        $    161,392
  Accounts receivable - net                     7,127,359           7,171,553
  Inventories:
    Raw material                                2,188,969           1,867,370
    Work in process                             3,402,116           4,216,706
  Refundable income taxes                         137,011             206,669
  Deferred income taxes                           263,150             263,150
  Other current assets                            622,736             441,866
                                             ------------        ------------
      Total current assets                     14,063,165          14,328,706
                                             ------------        ------------
Property, plant and equipment:
  Land                                            468,864             468,864
  Buildings                                     6,860,535           6,629,301
  Machinery and equipment                      22,829,427          21,140,403
  Leasehold improvements and other                779,529             737,863
                                             ------------        ------------
      Total                                    30,938,355          28,976,431
  Less accumulated depreciation and
   amortization                               (19,364,064)        (19,047,539)
                                             ------------        ------------
      Property, plant and equipment - net      11,574,291           9,928,892
                                             ------------        ------------
Other assets                                      779,394             259,503
                                             ------------        ------------
      Total                                  $ 26,416,850        $ 24,517,101
                                             ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt          $    200,000        $    200,000
  Loan payable - current                          208,020                   -
  Accounts payable                              4,071,170           3,405,642
  Accrued liabilities                           1,439,867           2,257,184
                                             ------------        ------------
      Total current liabilities                 5,919,057           5,862,826
                                             ------------        ------------

Long-term debt                                  2,900,000           2,300,000
                                             ------------        ------------

Other non-current liabilities                   1,722,101           1,686,816
                                             ------------        ------------

Minority interest                               1,084,544                   -
                                             ------------        ------------

Stockholders' equity
  Preferred stock                                     -0-                 -0-
  Common stock                                    258,116             257,941
  Additional paid-in capital                    3,235,204           3,226,316
  Retained earnings                            12,335,453          12,220,827
  Less treasury stock at cost                  (1,037,625)         (1,037,625)
                                             ------------        ------------
      Total Stockholders' equity               14,791,148          14,667,459
                                             ------------        ------------
      Total                                  $ 26,416,850        $ 24,517,101
                                             ============        ============


See Notes to Unaudited Consolidated Financial Statments


                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended December 31, 1995 and January 1, 1995
                                 (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                  Dec. 31, 1995   Jan. 1, 1995   Dec. 31, 1995   Jan. 1, 1995
                                                  -------------   ------------   -------------   ------------

Product Sales                                     $11,684,568     $9,882,289     $23,295,978     $19,299,635
                                                  -----------     ----------     -----------     -----------

Costs and Expenses:

  Cost of products sold                            10,145,160      7,983,265      20,440,296      15,599,213

  Selling, general and administrative expenses      1,330,537      1,173,620       2,582,868       2,350,581
                                                  -----------     ----------     -----------     -----------

  Operating costs and expenses                     11,475,697      9,156,885      23,023,164      17,949,794
                                                  -----------     ----------     -----------     -----------

Operating income                                      208,871        725,404         272,814       1,349,841

Other income - (Note 3)                                22,088         96,850          66,540         113,301

Interest expense                                      (83,596)       (35,526)       (153,218)        (57,772)
                                                  -----------     ----------     -----------     -----------

Income before income taxes                            147,363        786,728         186,136       1,405,370

Provision for income taxes                            (60,500)      (314,750)        (75,200)       (560,550)
                                                  -----------     ----------     -----------     -----------

Net income - before minority interest (Note 4)         86,863        471,978         110,936         844,820

Minority interest - loss                                3,690              -           3,690               -
                                                  -----------     ----------     -----------     -----------

Net income                                        $    90,553     $  471,978     $   114,626     $   844,820
                                                  ===========     ==========     ===========     ===========

Net income per common share                       $       .04     $      .19     $       .05     $       .35
                                                  ===========     ==========     ===========     ===========

Weighted average number of common and
 common  stock equivalent shares outstanding        2,450,799      2,452,077       2,449,064       2,395,886
                                                  ===========     ==========     ===========     ===========


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended December 31, 1995 and January 1, 1995
                                 (Unaudited)


                                                               Dec. 31, 1995   Jan. 1, 1995
                                                               -------------   ------------


Cash Flows Provided by Operating Activities:

Net income                                                     $   110,936     $   844,820
                                                               -----------     -----------

Adjustments to reconcile net income to net
 cash provided by (used for)operating activities:
  Depreciation and amortization                                    836,232         773,623
  Deferred income taxes                                                  -               -
  Deferred compensation                                             35,285          29,448
  Loss (gain) on sale of equipment                                  13,652            (500)
  Increase (decrease) in cash from:
    Accounts receivable - net                                       44,194         446,964
    Inventories                                                    492,991         225,179
    Other current assets                                          (180,870)       (215,762)
    Accounts payable                                               665,528        (562,395)
    Accrued liabilities                                           (817,317)       (161,079)
    Income taxes payable                                            69,658        (234,629)
                                                               -----------     -----------
Total adjustments                                                1,159,353         300,849
                                                               -----------     -----------


Net cash provided by operating activities                        1,270,289       1,145,669
                                                               -----------     -----------

Investment Activities:
Additions to property, plant and equipment                      (1,467,674)     (1,229,584)
Increase in other assets                                          (519,891)        (22,280)
Proceeds from the sale of equipment                                 32,295             500
                                                               -----------     -----------
Net cash used for investment activities                         (1,955,270)     (1,251,364)
                                                               -----------     -----------

Financing Activities:
Borrowings under revolving credit agreement                        700,000               -
Loan payable - joint venture                                       208,020               -
Capital contributions to joint venture - minority interests         28,330               -
Decrease in long-term debt                                        (100,000)       (100,000)
Exercise of stock options                                            9,063         218,450
                                                               -----------     -----------
Net cash from financing activities                                 845,413         118,450
                                                               -----------     -----------

Net Increase in Cash and Cash Equivalents                          160,432          12,755

Cash and Cash Equivalents at Beginning of Period                   161,392         194,048
                                                               -----------     -----------

Cash and Cash Equivalents at End of Period                     $   321,824     $   206,803
                                                               ===========     ===========


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES


            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.  Management Statement
    --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1995 and the results of operations and cash flows for the six months ended December 31, 1995 and January 1, 1995. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1995, and this filing should be read in conjunction with that annual report.

2.  Income Per Share
    ----------------

      In the second quarter and first six months of this year, the income per share computations are based on the weighted average number of common and common stock equivalent shares outstanding during the respective periods.

3.  Other Income
    ------------

      Other income in the current year is comprised entirely of items of miscellaneous nature, while last year's figures included fees associated with licensing agreements.

4.  Joint Venture
    -------------

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the Joint Venture. The Joint Venture commenced operations September 1, 1995. Due to its relative insignificance, as well as time concerns regarding the availability of all necessary financial data, the Company intends to report the financial results of this venture on a three month time lag. Therefore, only the results for the month of September 1995 are included within this filing.


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations
----------

      Net sales in the second quarter of the current fiscal year were $11,684,568, an increase of approximately 18% from the sales of $9,882,289 reported for the same quarter last year. For the first six months of the year, sales totaled $23,295,978 versus $19,299,635 for the comparable period last year, an increase of about 21%. The primary factors contributing to the increase in shipments involved a major multiyear program in the Flexible Circuit Products Division and an increase in sales in the Laminated Cable Division.

      Sales are recognized upon shipment.

      The cost of products sold as a percentage of sales was 87% in the current quarter versus 81% for the comparable quarter last year. The increase in the cost of sales percentage is related entirely to a major contract in the Flexible Circuit Products Division. This contract involves the use of very thin materials involving new technology, new equipment, and special handling requirements. Although the Company has overcome a number of technical issues, some still remain. Because of these technical issues, yields, although significantly improved, are still not at a satisfactory level. Management and technical personnel continue to focus on improving these yields. Additionally, we are working closely with our customer in an effort to correct the situation. For the first six months, the cost of sales percentage was 88% versus 81% last year. Other than the fact that the first quarter included additional costs associated with the rapid buildup in shipments of the large multiyear contract, all other factors contributing to the increase were the same as previously noted above.

      Selling, general, and administrative expenses as a percentage of sales was 11% in both the second quarter and first six months this year. This compares to 12% in both the second quarter and first six months last year. The improvement was a result of the Company's ability to generate additional sales without incurring a commensurate increase in expenses.

      Interest expense was $83,596 this quarter as compared to $35,526 last year. For the first six months, interest expense was $153,218 as compared to $57,772 last year. Although the Company was able to generate positive cash flow from operating activities, the Company borrowed money to facilitate its growth through the purchase of equipment, as well as to finance a portion of its investment in a Chinese Joint Venture (of which the Company owns 50.1%) that commenced operations September 1, 1995. These additional borrowings are responsible for the increase in interest expense.

      Other income this quarter was $22,088 versus $96,850 last year. For the first six months, other income totaled $66,540 versus $113,301 for the same period last year. Other income this year is comprised entirely of items of a miscellaneous nature, while last year's totals included fees associated with a licensing agreement.

      The above factors resulted in income before income taxes of $147,363 and $186,136 for the second quarter and first six months this year, respectively. This compares to income before income taxes of $786,728 in the second quarter and $1,405,370 for the first six months last year.

      The Company's effective tax rate was 41% in the second quarter and 40% for the first six months this year. This compares to 40% for both the second quarter and first six months last year.

      The net income for the quarter, as a result of the above factors, was $90,553 versus $471,978 last year. For the first six months this year, the net income was $114,626 as compared to $844,820 last year.


Liquidity and Capital Resources
-------------------------------

      In December 1995, the Company negotiated a new revolver loan agreement whereby the Company increased its unsecured line of credit from $3,000,000 to $5,000,000. The Company increased its line in anticipation of continued growth. These monies will be used primarily to finance its additional working capital needs, additional requirements associated with Parlex (Shanghai) Circuit Company, Ltd., the Chinese Joint Venture (of which Parlex Corporation owns 50.1%) that commenced operations September 1, 1995, and additional capital expenditure needs. The agreement extends to December 1997, at which time the loan would either convert to a three year term or the revolver loan agreement would be renegotiated.

      With the positive cash flow expected to be generated internally, together with the increased line of credit, the Company believes it is now in a secure financial position to accommodate its future cash requirements.


                          PART II-OTHER INFORMATION
                          -------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The registrant's Annual Meeting of Shareholders was held December 5, 1995

(b) At the Annual Meeting, shareholders elected the following Class I directors whose terms expire in 1998:


                                          Withheld
                           For            Authority
                           ---            ---------

Richard W. Hale            2,121,424      2,450
Lester Pollack             2,121,424      2,450
Benjamin M. Rabinovici     2,121,424      2,450


The following other directors' respective terms of office continued in effect after the meeting:

                        Continuing Class II Directors
                       Continuing in Office until 1996

                               M. Joel Kosheff
                               Peter J. Murphy

                       Continuing Class III Directors
                       Continuing in Office until 1997

                             Herbert W. Pollack
                             Sheldon A. Buckler

(c)   No other votes were submitted to the security holders.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PARLEX CORPORATION






                                       /s/ Peter J. Murphy
                                           ----------------
                                           Peter J. Murphy
                                             President





                                       /s/ Steven M. Millstein
                                           -------------------
                                           Steven M. Millstein
                                        Vice President of Finance







                                       ____________________________
                                                   Date