Form 10-Q
period 1996-03-31
PARLEX CORP
filed 1996-05-14
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

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

                   YES      X                NO  ___

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 29, 1996 was 2,371,534 shares.

                              PARLEX CORPORATION


                                    INDEX



Financial Statements:

  Consolidated Balance Sheets - March 31, 1996 and June 30, 1995 ..........   3

  Consolidated Statements of Income - For the Three Months
  and Nine Months Ended March 31, 1996 and April 2, 1995 ..................   4

  Consolidated Statements of Cash Flows - For the Nine Months
  ended March 31, 1996 and April 2, 1995 ..................................   5


Notes to Unaudited Consolidated Financial Statements ......................   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations .................................................   7

Part II - Other Information ...............................................   9

Signatures ................................................................   10

                       PARLEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995
                                   (Unaudited)

                                                                              March 31, 1996    June 30, 1995
                                                                              --------------    -------------
                                            ASSETS
Current assets:
   Cash and cash equivalents ..............................................   $    365,627      $    161,392
   Accounts receivable - net ..............................................      7,522,523         7,171,553
   Inventories:
      Raw material ........................................................      2,509,851         1,867,370
      Work in process .....................................................      4,199,991         4,216,706
   Refundable income taxes ................................................         32,811           206,669
   Deferred income taxes ..................................................        263,150           263,150
   Other current assets ...................................................        501,473           441,866
                                                                              ------------      ------------
     Total current assets .................................................     15,395,426        14,328,706
                                                                              ------------      ------------
Property, plant and equipment:
   Land ...................................................................        468,864           468,864
   Buildings ..............................................................      6,869,220         6,629,301
   Machinery and equipment ................................................     23,283,944        21,140,403
   Leasehold improvements and other .......................................        825,732           737,863
                                                                              ------------      ------------
     Total ................................................................     31,447,760        28,976,431
   Less accumulated depreciation and
   amortization ...........................................................    (19,801,408)      (19,047,539)
                                                                              ------------      ------------

      Property, plant and equipment - net .................................     11,646,352         9,928,892
                                                                              ------------      ------------
Other assets ..............................................................        836,372           259,503
                                                                              ------------      ------------
     Total ................................................................   $ 27,878,150      $ 24,517,101
                                                                              ============      ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ......................................   $    150,000      $    200,000
   Loan payable - current .................................................        383,919                --
   Accounts payable .......................................................      4,568,371         3,405,642
   Accrued liabilities ....................................................      1,612,770         2,257,184
                                                                              ------------      ------------
      Total current liabilities ...........................................      6,715,060         5,862,826
                                                                              ------------      ------------

Long-term debt ............................................................      3,350,000         2,300,000
                                                                              ------------      ------------

Other non-current liabilities .............................................      1,739,536         1,686,816
                                                                              ------------      ------------

Minority interest .........................................................      1,085,417                --
                                                                              ------------      ------------

Stockholders' equity
   Preferred stock ........................................................            -0-               -0-
   Common stock ...........................................................        258,153           257,941
   Additional paid-in capital .............................................      3,236,572         3,226,316
   Retained earnings ......................................................     12,531,037        12,220,827
   Less treasury stock at cost ............................................     (1,037,625)       (1,037,625)
                                                                              ------------      ------------
      Total Stockholders' equity ..........................................     14,988,137        14,667,459
                                                                              ------------      ------------
      Total ...............................................................   $ 27,878,150      $ 24,517,101
                                                                              ============      ============

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months and Nine Months Ended March 31, 1996 and April 2, 1995
                                   (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                        March 31, 1996   April 2, 1995   March 31, 1996   April 2, 1995
                                        --------------   -------------   --------------   -------------

Product sales .......................   $11,580,017      $ 9,946,585     $34,745,995      $29,246,220
License fees and royalty income .....       123,000           84,500         253,000          184,500
                                        -----------      -----------     -----------      -----------
Total Revenue .......................    11,703,017       10,031,085      34,998,995       29,430,720
                                        -----------      -----------     -----------      -----------

Cost and Expenses:

  Cost of products sold .............     9,883,495        8,285,192      30,323,791       23,884,405

  Selling, general and administrative
  expenses                                1,470,281        1,380,592       4,053,149        3,731,173
                                        -----------      -----------     -----------      -----------

  Operating costs and expenses ......    11,353,776        9,665,784      34,376,940       27,615,578
                                        -----------      -----------     -----------      -----------

Operating income ....................       349,241          365,301         622,055        1,815,142

Other income - (Note 3)                      22,482           75,517          89,022           88,818

Interest expense ....................       (90,149)         (38,151)       (243,367)         (95,923)
                                        -----------      -----------     -----------      -----------

Income before income taxes ..........       281,574          402,667         467,710        1,808,037

Provision for income taxes ..........       (96,700)        (161,600)       (171,900)        (722,150)
                                        -----------      -----------     -----------      -----------

Net income - before minority interest       184,874          241,067         295,810        1,085,887

Minority interest - loss                     10,710               --          14,400               --
                                        -----------      -----------     -----------      -----------

Net income ..........................   $   195,584      $   241,067     $   310,210      $ 1,085,887
                                        ===========      ===========     ===========      ===========

Net income per share                    $       .08      $       .10     $       .13      $       .45
                                        ===========      ===========     ===========      ===========

Weighted average number of common and
 common stock equivalent shares
 outstanding                              2,437,640        2,482,733       2,445,256        2,424,835
                                        ===========      ===========     ===========      ===========


See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended March 31, 1996 and April 2, 1995
                                   (Unaudited)

                                                                      Nine Months Ended
                                                              March 31, 1996    April 2, 1995
                                                              --------------    -------------
Cash Flows Provided by Operating Activities:

Net income ................................................   $   295,810       $ 1,085,887
                                                              -----------       -----------

Adjustments to reconcile net income to net
 cash provided by (used for)operating activities:
  Depreciation and amortization ...........................     1,273,575         1,146,184
  Loss (gain) on sale of equipment ........................        13,652              (500)
  Deferred compensation ...................................        52,720            46,375
  Increase (decrease) in cash from:
     Accounts receivable - net ............................      (350,970)         (526,744)
     Inventories ..........................................      (625,766)         (619,063)
     Other current assets .................................       (59,607)         (233,353)
     Accounts payable .....................................     1,162,729           521,442
     Accrued liabilities ..................................      (644,414)           45,416
     Income taxes payable .................................       173,858          (424,625)
                                                              -----------       -----------
Total adjustments .........................................       995,777           (44,868)
                                                              -----------       -----------

Net cash provided by operating activities .................     1,291,587         1,014,019
                                                              -----------       -----------

Investment Activities:
Additions to property, plant and equipment ................    (1,977,081)       (1,984,754)
Increase in other assets ..................................      (576,869)          (59,341)
Proceeds from the sale of equipment .......................        32,295               500
                                                              -----------       -----------
Net cash used for investment activities ...................    (2,521,655)       (2,043,595)
                                                              -----------       -----------

Financing Activities:
Borrowings under revolving credit agreement ...............     1,150,000           850,000
Payments of long term debt ................................      (150,000)         (150,000)
Loan payable - Joint Venture ..............................       383,919                --
Capital contributions to Joint Venture - minority interests        39,915                --
Exercise of stock options .................................        10,469           224,763
                                                              -----------       -----------
Net cash from financing activities ........................     1,434,303           924,763
                                                              -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents ......       204,235           (77,813)

Cash and Cash Equivalents at Beginning of Period ..........       161,392           194,048
                                                              -----------       -----------

Cash and Cash Equivalents at End of Period ................   $   365,627       $   116,235
                                                              ===========       ===========


See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES


              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1. Management Statement
   --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31,1996 and the results of operations and cash flows for the three and nine months ended March 31, 1996 and April 2, 1995. All adjustments made to the interim financial statements were of a normal recurring nature.


      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1995 and this filing should be read in conjunction with that annual report.

2. Income Per Share
   ----------------

      In the third quarter and first nine months of this year, the income per share computations are based on the weighted average number of common and common stock equivalent shares outstanding during the respective periods.

3. Other Income
   ------------

      Other income, in both the current and preceding year's results, is comprised entirely of items of miscellaneous nature.

4. Joint Venture
   -------------

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the Joint Venture. The Joint Venture commenced operations September 1, 1995. The Company reports the financial results of this venture on a three month time lag.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operations
- ----------

      Total revenue in the third quarter of the current fiscal year was $11,703,017, an increase of approximately 17% from $10,031,085 reported for the same quarter last year. For the first nine months of the year, revenue totalled $34,998,995 versus $29,430,720 for the comparable period last year, an increase of about 19%. Revenues were generated principally from product sales, while some was derived from licensing and royalty fees. These results reflect increased shipments in both the Laminated Cable and the Flexible Circuit Products Divisions.

      The cost of products sold as a percentage of sales was 84% and 87% for the third quarter and first nine months, respectively. This compares to 83% and 81% in the respective periods last year. The increase in the cost of sales percentage related to a major contract in the Flexible Circuit Products Division. Although the Company was making consistent progress over the past six months, it wasn't until the month of March 1996 when the Company overcame virtually all of the technical issues that were impacting upon the yields and profitability on this large contract. These issues encompassed the use of very thin materials involving new technology, new equipment, and special handling requirements. The Company anticipates a reduction in the cost of sales percentage as a result of resolving these issues on this major program.

      Selling, general, and administrative expenses as a percentage of revenue was 13% in the current quarter versus 14% for the comparable quarter last year. For the first nine months, selling, general and administrative expenses were 12% and 13% in the current quarter and preceding year, respectively. The improvement was a result of the Company's ability to generate additional revenue without incurring a commensurate increase in expenses.

      Interest expense was $90,149 this quarter as compared to $38,151 last year. For the first nine months, interest expense was $243,367 versus $95,923 last year. Although the Company generated nearly $1,300,000 in positive cash flow from operating activities, the Company borrowed money to facilitate its growth through the purchase of equipment, as well as to finance a portion of its investment in a Chinese Joint Venture (see Note 4 to Consolidated Financial Statements) that commenced operations September 1, 1995. These additional borrowings are responsible for the increase in interest expense.

      Other income this quarter was $22,482 and $89,022 for the first nine months. Last year, other income totalled $75,517 and $88,818 for the third quarter and first nine months, respectively. Other income was comprised entirely of items of a miscellaneous nature for all time periods.

      The above factors resulted in income before income taxes of $281,574 and $467,710 for the third quarter and first nine months, respectively. This compares to income before income taxes of $402,667 in the third quarter and $1,808,037 for the first nine months last year.

      The Company's effective tax rate was 34% in the third quarter and 37% for the first nine months this year. This compares to 40% for both the third quarter and first nine months last year.

      The net income for the quarter, as a result of the above factors, was $195,584 versus $241,067 last year. For the first nine months, net income was $310,210 as compared to $1,085,887 last year.

Liquidity and Capital Revenues
- ------------------------------

      The Company is envisioning additional working capital requirements, as well as additional capital expenditures to accommodate its future growth. The recently negotiated $5,000,000 unsecured line of credit that was made available in December 1995 under its Revolving Credit Facility, together with the Company's internally generated cash flow from operations, should be adequate to provide for the Company's future needs.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1-5         THESE ITEMS ARE INAPPLICABLE



Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------

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





                                                 PARLEX CORPORATION
                                                 ------------------



                                               /s/ Peter J. Murphy
                                             ________________________
                                                 Peter J. Murphy
                                                    President


                                              /s/ Steven M. Millstein
                                             _________________________
                                                Steven M. Millstein
                                             Vice President of Finance


                                                   May 13, 1996
                                             _________________________
                                                        Date