Form 10-Q/A
PARLEX CORP
filed 1996-05-20
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1995

                                      OF

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                to                .

Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant As Specified in its Charter)

                       Massachusetts                      04-2464749
             (State or other jurisdiction of             (IRS Employer
             incorporation or organization)          Identificaton Number)

          145 Milk Street, Methuen, Massachusetts           01844
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

                        YES   X             NO   __

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 1996 was 2,371,159 shares.


                         PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits none

(b) The Company filed a Form 8-K on October 17, 1995 which stated that on June 30, 1995, Herbert W. Pollact resigned as President of the Company, but will continue to serve as Chairman of the Board of Directors, Chief Executive Officer and Treasurer. On July 1, 1995, Peter J. Murphy became President of the Company in addition to his position as Chief Operating Officer.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARLEX CORPORATION


                                       /s/ Peter J. Murphy
                                           Peter J. Murphy
                                           President


                                       /s/ Steven M. Millstein
                                           Steven M. Millstein
                                           Vice President of Finance


                                       May 16, 1996
                                       Date