Form 10-K
period 1996-06-30
PARLEX CORP
filed 1996-10-01
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

   (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the Fiscal Year Ended June 30, 1996

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

                                                 Name of exchange on
         Title of each Class                      which registered
         -------------------                     -------------------
    Common Stock ($.10 par value)                      NASDAQ

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X     NO
                                 -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of shares of the Registrant's Common Stock, par value $.10 per share, held by non-affiliates of the Registrant at September 1, 1996 as computed by reference to the closing price of such stock was approximately $13,910,530.

   The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 1, 1996 was 2,372,034 shares.

Documents Incorporated By Reference

      Portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.
Page 1 of


                                   Part I
Item 1.  Business
-----------------

        Parlex Corporation ("Parlex" or the "Company") designs and fabricates products for use in the interconnection of components in electronic equipment. The product line includes a wide range of flexible circuits and laminated cable including circuit and cable assemblies incorporating a variety of components. Flexible circuits consist of copper conductive patterns on flexible substrate materials while laminated cables are a series of interconnect wires laminated between flexible material. The interconnects may incorporate any number of components (integrated circuits, connectors, stiffeners, resistors, capacitors, etc.) and may be a single layer or up to 24 layers of circuitry.

        These products are designed into a wide variety of electronic markets; automotive, computer, telecommunication, medical, aerospace and consumer applications. Specific products that include flexible circuits and laminated cable include notebook computers, disk drives, automotive engine controllers, automotive audio systems, cellular telephones, telephone switching equipment, printers, postage meters, electronic scales, pagers, and a variety of military electronics.

        The Company is a recognized industry leader and utilizes proprietary technology in order to market its product. Parlex holds a variety of patents and will continue to protect its intellectual property in order to enhance its market position worldwide. The thrust of Parlex's technology is to allow customers to achieve smaller, lighter, more technologically advanced products at lower overall costs. This is achieved through three dimensional packaging, which eliminates costly connectors and jumpers between more traditional rigid circuits.

        The flexible circuit and laminated cable industry is estimated to be over $2 billion worldwide. Parlex supports the North American market directly while the Asian and European markets are addressed through strategic alliances. In September 1995, Parlex commenced operations of a joint venture company in China, Parlex (Shanghai) Circuits Co., Ltd. The joint venture will eventually become the main avenue for pursuing the market in Asia.

        The Company has adopted a strategy of growth through partnerships with a number of major customers. Parlex's goal is to provide total customer satisfaction to these companies and the Company expects to receive the dominant share of their flexible circuit and laminated cable business. These customers enjoy leadership positions throughout all of the previously mentioned markets thus providing some insulation from fluctuating demand cycles in any one segment.

Flexible Printed Circuits
-------------------------

       Printed circuits are etched copper patterns made on or bonded within insulating material, which conduct electrical current between electronic components. Flexible circuits can bend or fold, without damage to the metallic pattern or the insulating material, thus permitting interconnection and assembly of components and subsystems in almost any geometric arrangement. The Company attempts to focus upon those applications requiring state-of-the-art technology. Therefore, the Company depends on technical innovation and engineering expertise in order to obtain business. A major initiative is to protect intellectual property in order to ensure the Company maintains its leadership position in the industry. To this end, the Company has been awarded 5 patents over the past several years. These patents are summarized below:

U.S. Patent  # 5,362,534-2  -   PALCore multilayer flexible and multilayer
                                rigid flex circuits for low cost, high volume application.

U.S. Patent # 5,362,534-1   -   Double treated epoxy coated copper foil for
                                low cost, high volume multilayer flexible circuits, rigid flex circuits and rigid circuit boards.

U.S. Patent # 5,334,800     -   A low cost, impedance matched shielding process
                                for high speed circuits which provides maximum clarity of electronic signals while meeting FCC and customer shielding requirements for commercial applications.

U.S. Patent # 5,450,286     -   A low cost process for attaching flexible
                                circuits to a metalized plate used to dissipate heat generated by components assembled on flexible circuits and to facilitate customer manufacturing requirements.

U.S. Patent # 5,376,232     -   A process to manufacture flexible and rigid
                                circuits that would substantially reduce the amount of waste which must be environmentally treated.

                                Additionally, a number of these patents have been awarded recognition in Asia and Europe.

Custom Laminated Cable
----------------------

      These products consist of multiple conductive metallic round wires or flat strips laminated in parallel between layers of insulation material. Custom laminated cable is sold in rolls, usually of 100 feet or more, as well as in assemblies. Technology plays a vital role since this product line utilizes proprietary manufacturing processes, which reduce cost and provide technical advantages to the customer. Examples are listed below:

U Flex[REGISTERED TRADEMARK] is a technique of injection molding plastic to the exposed end of a laminated cable thus eliminating the requirement for connectors.

Pemacs - A low cost laminated cable process which meets all FCC and customer shielding requirements without compromising flexibility.

      In all of its product lines, Parlex continues to jointly develop advanced technologies by working closely with its core customers and key suppliers. These relationships, combined with an aggressive approach to removing cost from the production process, has enabled the Company to become more competitive in all segments of its available market.

Raw Materials
-------------

      The Company has multiple sources for most materials used in its production processes. The Company believes that alternate sources are available for all materials used by it.

Sales and Marketing
-------------------

      The Company's products are sold to electronic equipment manufacturers both in the United States and in certain foreign countries. Sales in most parts of the United States are made through a network of independent manufacturers' representative organizations, complemented by the efforts of sales, engineering, and management employees of the Company. In addition, certain customers are handled directly as "house accounts". In fiscal 1996, sales through manufacturers' representative organizations accounted for approximately 42% of sales, and sales to "house accounts" were approximately 58% of sales. Approximately 5%, 7%, and 4% of product sales in fiscal years 1996, 1995, and 1994, respectively, consisted of foreign sales to Canada, parts of Europe, and the Middle East.

      As part of its marketing efforts, the Company conducts technical seminars at major customer or potential customer locations, at industry trade meetings, and its own offices. The Company also publishes technical papers in addition to utilizing conventional advertising and promotional methods.

      The Company's products are custom-made to a user's specifications. These specifications are developed either solely by the customer or through the design efforts of the customer working together with the Company's design and engineering staff. The Company's application engineers do a feasibility study and provide cost estimates to prepare a quotation in response to a customer's request. Sales are made pursuant to purchase orders.

Customers
---------

      In fiscal 1996, the Company's products were sold to approximately 350 customers, including as separate customers different divisions of certain major companies. In 1996, 1995, and 1994, sales to several divisions of Motorola comprised 29%, 12%, and 11% of the Company's overall shipments, respectively. In 1994, AST Research Inc. also accounted for 10% of the overall sales of the Company's overall shipments. The top twenty (20) customers (including Alliant Tech Systems, Lockheed Sanders, Motorola, Texas Instruments, and Pitney Bowes) accounted for approximately 66% of sales in fiscal year 1996.

      In fiscal 1996, the Company's sales for military and aerospace applications accounted for approximately 26% of sales, while sales for industrial applications, primarily for computer, computer peripheral, automotive and communications applications, accounted for 74% of sales. This compares to 32% and 68% of sales in fiscal 1995 for military/aerospace and industrial applications, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Backlog of Orders
-----------------

      The backlog at June 30, 1996 was $23 million, as compared to $22 million at June 30, 1995. The current backlog is scheduled for shipment during fiscal year 1997. Customers may cancel unfilled orders, subject to cancellation charges (unless waived by the Company).

Competition
-----------

      The fields in which the Company operates are highly competitive and are characterized by rapid change due to technological developments. The Company competes with a number of other companies in each of its product areas. Some of these competitors are larger, more established companies with greater financial resources than the Company.

      The principal elements of competition are price, quality, engineering capability, service, and timeliness of delivery. The Company believes that it is reasonably competitive in each of these areas.

Research and Development
------------------------

      Virtually all the Company's products are designed and manufactured to customers' specifications. The Company's research and development activities are related to advancing its design and manufacturing technology as well as developing new materials to be used. Historically, the Company has supported such activities, in part, by selectively accepting orders which require the Company to advance its design or manufacturing expertise. The Company finances on its own the development and implementation of new process techniques that allow for the undertaking of more complex, state-of-the-art product applications, or processes that will reduce cost. The total cost of research and development activities in fiscal 1996, 1995, and 1994 was approximately $2,380,000, $2,215,000, and $1,767,000, respectively. These amounts are reflected in the Company's cost of sales and not as separate research and development expenses. The Company anticipates that it will continue to support research and development activities at current levels.

Employees
---------

      As of June 30, 1996 the Company had approximately 500 employees. The Company considers its employee relations to be good. None of the Company's employees is covered by a collective bargaining agreement.

Environmental Quality
---------------------

      The Company believes that it is in compliance with all federal, state and local laws relating to the protection of the environment.

Item 2. Properties
------------------

      The Company's offices and principal manufacturing facilities are located in a 120,000 square foot building in Methuen, Massachusetts. The first portion of the building was constructed in 1970; the most recent addition (70,000 square feet) was built in 1982. The building is owned by the Company. Approximately 105,000 square feet are used for manufacturing, and approximately 15,000 square feet are used for engineering, sales, executive and other administrative activities. The Company leases approximately 34,000 square feet of additional space in Salem, New Hampshire which is being used primarily for manufacturing by the Laminated Cable Division. The joint venture company leases a 28,000 square foot facility in Shanghai which is used for all manufacturing and administrative functions.

      The Company believes that its property and equipment are in good operating condition and are adequate for existing and immediately foreseeable needs.

Item 3. Legal Proceedings
-------------------------

      The Company has no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        This item is inapplicable.

                                   PART II

Item 5. Market for Registrant's Common Equity
---------------------------------------------
        and Related Stockholder Matters
        -------------------------------

(a) Price Range of Common Stock

      The Company's Common Stock is traded in the over-the-counter market and is quoted on NASDAQ-NMS (National Market System), which provides transactional price quotations on the same basis as a stock exchange.

                                                 1996
                                                 ----
      Quarter                      High                          Low
      -------
      First                       13 1/2                         9 1/4
      Second                      11 1/4                         7 1/4
      Third                       10                             7 1/2
      Fourth                      15 1/4                         8 1/4
                                                 1995
                                                 ----
      Quarter                      High                          Low
      -------
      First                        9 1/4                         5 1/2
      Second                      15 1/2                         8 1/4
      Third                       18 3/4                        11 1/4
      Fourth                      16 1/4                         9 1/2


(b) Approximate Number of Holders of Common Stock

                                       Approximate Number of Holders of Record
Title Of Class                                  (as of June 30, 1996)
--------------                         ---------------------------------------

Common Stock, $.10 par value                            102 *

<F1> * Beneficial holders approximate 800


(c) Dividends

      The Company has never paid cash dividends on its Common Stock. Payment of dividends is solely within the discretion of the Company's Board of Directors. Under the terms of the Industrial Revenue Bond and the Revolving Credit Agreement, there are covenants regarding the amount available for dividends; the amount at June 30, 1996 was limited to $2,745,000. The Company does not intend to pay any cash dividends in the foreseeable future.


Item 6. Selected Consolidated Financial Data
--------------------------------------------

                                           Years Ended June 30,
                               1996      1995      1994      1993      1992
                                   (In thousands, except per share date)

Income Statement Data:

Total Revenues                 $47,257   $40,251   $34,926   $31,392   $28,703
                               -------   -------   -------   -------   -------

Costs and Expenses:

Costs of Sales                  40,308    32,946    29,150    26,636    24,980
Selling, General and
 Administrative Expenses         5,518     4,998     4,637     4,432     4,376
Interest Expense                   351       155       110       134       124
Other (Income) Expense             (90)      (88)       22       (62)     (208)
                               -------   -------   -------   -------   -------
                                46,087    38,011    33,919    31,140    29,272
                               -------   -------   -------   -------   -------

Income (Loss) before
 Income Taxes                    1,170     2,240     1,007       252      (569)
Credit (Provision) for
 Income Taxes                     (387)     (754)        -        50       184
                               -------   -------   -------   -------   -------
Income (Loss) before
 Minority Interest                 783     1,486     1,007       302      (385)

Minority Interest                   13         -         -         -         -
                               -------   -------   -------   -------   -------
Net Income (Loss)              $   770   $ 1,486   $ 1,007   $   302   $  (385)
                               =======   =======   =======   =======   =======
Net Income (Loss)per share
 of Common Stock (based
 on weighted average
 number of common and
 common equivalent shares
 outstanding)                  $   .31   $   .61   $   .44   $   .13    $  (.17)
                               -------   -------   -------   -------    -------

Balance Sheet Data:
  Working Capital              $ 9,148   $ 8,466   $  6,704   $5,257   $ 5,148
  Total Assets                  29,662    24,517     20,845   18,906    18,370
  Long-Term Debt                 3,650     2,300        950      500     1,250
  Stockholders' Equity          15,455    14,667     12,880   11,848    11,586


Item 7.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations For the Past Three Fiscal Years
-----------------------------------------------------

      Total revenue in fiscal year 1996 was $47,257,025, or 17% higher than the $40,251,299 reported in the prior year. Revenues were generated principally from product sales, while some were derived from licensing and royalty fees. The increase in revenue resulted principally from the Company's further penetration into the various commercial markets, as evidenced by the fact that commercial sales constituted 74% of the Company's overall sales in fiscal year 1996, as compared to 68% and 61% in fiscal years 1995 and 1994, respectively. Several years ago, the Company, by design, altered its sales and marketing strategies for the express purpose of broadening its commercial customer base, and becoming less dependent on the vagaries and pricing pressures of the military-aerospace sector. In concert with this objective, the Company began developing products that would be more compatible with the requirements of the markets it is attempting to serve.

      In September 1995, Parlex (Shanghai) Circuit Co., Ltd., the Chinese joint venture, commenced operations (see Notes 1 and 2 to Consolidated Financial Statements). The sales from this venture, while not significant, also contributed to the increase over the previous year.

      In fiscal year 1995, sales were $40,251,299, or 15% greater than the $34,926,468 reported in fiscal year 1994. Again, the improvement resulted from additional commercial sales, which more than offset the softness in demand in the military-aerospace sector.

      The revenue in 1996 included income of $155,000 that was earned through licensing and royalty fees; these monies were associated with the transfer of technical know-how for a limited variation of the Company's flexible circuit product line with a firm situated in Taiwan. All agreements are structured in a manner whereby the Company is adequately protected from the licensee competing in the markets or for customers which Parlex wishes to serve. In 1995, $494,500 of income was derived through these sources. The monies were associated with the transfer of technology with two firms in Asia and a payment from a prior agreement with a firm located in Israel. In 1994, no funds were generated from these sources.

      The Company's products are manufactured on a job order basis to customer specifications. Customers submit requests for quotations on each job, and the Company prepares bids based on its own cost estimates. The Company attempts to reflect the impact on changing costs when establishing prices. The cost of sales as a percentage of revenue was 85% in 1996 versus 82% and 83% in fiscal years 1995 and 1994, respectively.

      The increase in the cost of sales percentage was substantially attributable to a previously reported major contract for a flexible circuit utilized in the automotive market. This contract, which commenced manufacturing in the fourth quarter of fiscal year 1995, also represented the largest production order in the Company's history. Although the Company was making consistent progress in reducing costs throughout most of last year, it wasn't until the month of March 1996 when the Company overcame a number of the technical issues that were impacting upon the yields and costs in this program, thus enabling the Company to realize a nominal profit from this contract during the last four months of the year.

      It is believed, with the introduction of new equipment and production processes scheduled to be completed near the end of the first half of fiscal year 1997, that improved margins should follow.

      The ratio of selling, general and administrative expenses to revenue was 12% for fiscal years 1996 and 1995, and 13% in fiscal year 1994.

      Interest expense for 1996, 1995, and 1994 was $351,125, $154,974, and
$109,621, respectively. The increase in expense the past two years was due primarily to finance capital expenditures that aggregated nearly $3,000,000 in 1996 and $2,900,000 in 1995. In 1996, the Company also expended over $700,000 in the Chinese joint venture that commenced operations in September 1995. In 1996 and 1995, the working capital needs of the Company also increased due to the additional sales being achieved.

      Other income of $90,588 this year and $88,288 last year was comprised entirely of items of a miscellaneous nature. In 1994, the Company incurred $21,870 in miscellaneous expenses that resulted primarily from incurred losses on the disposition of various pieces of equipment.

      In 1996, the effective tax rate was 33% versus 34% in 1995. In 1994, the effective tax rate was 0% since the Company was able to recognize the benefit of available net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

      Although the Company was successful in generating nearly $1,500,000 in positive cash flow from operating activities, the Company, during 1996, borrowed an additional $1,450,000, and guaranteed an additional $400,000 in borrowings by the Chinese joint venture, to satisfy obligations associated with the capital expenditures of $2,968,713, the commencement of operations of the Chinese joint venture, Parlex (Shanghai) Circuit Co., Ltd., and the need for additional working capital requirements.

      In December 1995, the Company negotiated a $5,000,000 unsecured line of credit under its revolving credit facility that expires December 31, 1997. At June 30, 1996, the unused commitment amounted to $1,350,000.

      The Company is presently in the process of negotiating a $2,000,000 line of credit that will be used to finance additional capital equipment requirements.

      The two lines of credit, together with the anticipated positive cash flow from operations, should be adequate to satisfy the Company's foreseeable needs.

      Deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material and should have little impact upon the Company's cash position.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
--------------------------------------------------------------------------
 of 1995
 -------

      This report contains certain forward-looking statements. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition and technological change.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See the table of contents to the Consolidated Financial Statements included in this report; also see Note 11 to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting
-------------------------------------------------------------------
        and Financial Disclosure
        ------------------------

      This item is inapplicable.

                                  Part III
                                  --------

Item 10. thru Item 13.
----------------------
To be incorporated by reference to Registrant's definitive proxy statement which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended June 30, 1996.

                                   Part IV
                                   -------

Item 14.  Exhibits, Financial   (a)       Documents filed as a part
          Statements Schedules            of this Form 10-K.
          And Reports on        1.        Financial Statements.
          Form 8-K.                       The Financial Statements listed in
                                          the accompanying table of contents to
                                          Consolidated Financial Statements are
                                          filed as a part of this Form 10-K.
                                2.        Financial Statement Schedules.
                                          Schedules are omitted because of the
                                          absence of conditions under which
                                          they are required or because the
                                          required information is included in
                                          the Consolidated Financial Statements
                                          or notes thereto.
                                3.        Exhibits.
                                          The exhibits listed below are either
                                          filed or are deemed to be filed as
                                          part of this annual report.
                                (3)       Restated Articles of Organization
                                          (dated August 2, 1983), Articles of
                                          Amendment, and by-laws (filed as
                                          exhibits 3-A, 3-B, and 3-C to the
                                          Company's Registration Statement on
                                          Form S-1, file No. 2-85588, and
                                          incorporated herein by reference).

                                (10)(A)   Previously filed, but no longer
                                          applicable - See exhibit 10-M below.
                                (10)(B)   Previously filed, but no longer
                                          applicable.
                                (10)(C)   Previously filed, but no longer
                                          applicable - See exhibit 10-AA below.
                                (10)(D)   Previously filed, but no longer
                                          applicable - see exhibit 10-AA below.
                                (10)(E)   Previously filed, but no longer
                                          applicable - see exhibit 10-AA below.
                                (10)(F) Employees' Profit Sharing Retirement Plan (filed as exhibit 10-F to the Company's Registration Statement on Form S-1, file No. 2-85588, and incorporated herein by reference).
                                (10)(G) Material Contracts in connection with industrial revenue development bond financing, including Bond Purchase and Guaranty Agreement, Loan and Security Agreement and Mortgage, Indenture of Trust, and Series A Bond Supplemental Agreement (all filed as exhibit 10-G to the Company's
                                          Registration Statement on Form S-1,
                                          file No. 2-85588, and incorporated
                                          herein by reference).
                                (10)(H)   Previously filed, but no longer
                                          applicable - see exhibit 10-AA below.
                                (10)(I)   Amendment to Employees' Profit
                                          Sharing Retirement Plan, dated March
                                          1985; (filed as exhibit 10-I to Form
                                          10-K for the fiscal year ended June
                                          30, 1985).
                                (10)(J)   Previously filed, but no longer
                                          applicable - see exhibit 10-AF below.
                                (10)(K)   Previously filed, but no longer
                                          applicable.
                                (10)(L) Nonqualified Stock Option Plan, dated December 2, 1985 (filed as exhibit 10-L to Form 10-K for the fiscal year ended June 30, 1986).
                                (10)(M) Employment Agreement between Parlex Corporation and Mr. Herbert W. Pollack, dated May 1, 1986; (filed as exhibit 10-M to Form 10-K for the fiscal year ended June 30, 1986).

                                (10)(N)   Amendment and Restatement to
                                          Employees' Profit Sharing Retirement
                                          Plan, dated December 1, 1986; (filed
                                          as exhibit 10-N to Form 10-K for the
                                          fiscal year ended June 30, 1987).
                                (10)(O)   Previously filed, but no longer
                                          applicable - see exhibit 10-AF below.
                                (10)(P)   Previously filed, but no longer
                                          applicable.
                                (10)(Q)   Restated Articles of Organization,
                                          dated December 1, 1987; (filed as
                                          exhibit 10-Q to Form 10-K for the
                                          fiscal year ended June 30, 1988).
                                (10)(R)   Amendment to Employees' Profit
                                          Sharing Retirement Plan, dated August
                                          27, 1987; (filed as exhibit 10-R to
                                          Form 10-K for the fiscal year ended
                                          June 30, 1988).
                                (10)(S)   Previously filed, but no longer
                                          applicable.
                                (10)(T)   Previously filed, but no longer
                                          applicable - see exhibit 10-AF below.
                                (10)(U)   Amendments to Parlex Corporation
                                          Profit Sharing Retirement Plan;
                                          (filed as exhibit 10-U to Form 10-K
                                          for the fiscal year ended June 30,
                                          1990).
                                (10)(V)   Amendments to Parlex Corporation
                                          Profit Sharing Retirement Plan;
                                          (filed as exhibit 10-U to Form 10-K
                                          for the fiscal year ended June 30,
                                          1990).
                                (10)(W)   Previously filed, but no longer
                                          applicable - see exhibit 10-AF below.
                                (10)(X)   Previously filed, but no longer
                                          applicable.
                                (10)(Y)   Previously filed, but no longer
                                          applicable - see exhibit 10-AA below.
                                (10)(Z) 1989 Outside Directors' Stock Option Plan; (filed as exhibit 10-Z to Form 10-K for the fiscal year ended June 30, 1991).
                                (10)(AA)  1989 Employees' Stock Option Plan;
                                          (filed as exhibit 10-AA to Form 10-K
                                          for the fiscal year ended June 30,
                                          1991).
                                (10)(AB)  Previously filed, but no longer
                                          applicable.
                                (10)(AC)  Previously filed, but no longer
                                          applicable - see exhibit 10-AF below.
                                (10)(AD) Lease agreement - Parlex Corporation dated July 8, 1992; (filed as exhibit 10-AD to Form 10-K for the fiscal year ended June 30, 1993).
                                (10)(AE)  Amendment to Parlex Corporation
                                          Profit Sharing Retirement Plan dated
                                          May 26, 1993; (filed as exhibit 10-AE
                                          to Form 10-K for the fiscal year
                                          ended June 30, 1993).
                                (10)(AF) Revolving Credit and Loan Agreement dated June 22, 1994; (filed as
                                          Exhibit 10-AF to Form 10-K for the
                                          fiscal year ended June 30, 1994).
                                (10)(AG) Employment Agreement between Parlex Corporation and Mr. Peter J. Murphy dated May 24, 1994; (filed as Exhibit 10-AG to Form 10-K for the fiscal year ended June 30, 1994).
                                (10)(AH)  Chinese Joint Venture Contract,
                                          Articles of Association, and Transfer
                                          of Technology Agreement dated May 29,
                                          1995; (filed as Exhibit 10-AH to Form
                                          10-K fiscal year ended June 30,
                                          1995). Confidential treatment has
                                          been requested for portions of this
                                          exhibit.
                                (10)(AI)  Development and Supply Agreement
                                          between Motorola Inc. and Parlex
                                          Corporation dated April 13, 1993;
                                          (filed as Exhibit 10-AI to Form 10-K
                                          fiscal year ended June 30, 1995).
                                          Confidential treatment has been
                                          requested for portions of this
                                          exhibit.
                                (10)(AJ)  Central Trust of China Agreement
                                          dated June 5, 1995; (filed as Exhibit
                                          10-AJ to Form 10-K for the fiscal
                                          year ended June 30, 1995).
                                          Confidential treatment has been
                                          requested for portions of this
                                          exhibit.
                                (10)(AK)  License Agreement between Samsung
                                          Electro-Mechanics Co., Ltd. and
                                          Parlex Corporation dated September
                                          29, 1994; (filed as Exhibit 10-AK to
                                          Form 10-K for the fiscal year ended
                                          June 30, 1995).
                                (10)(AL) Employment Agreement between Parlex Corporation and Mr. Herbert W. Pollack dated July 1, 1994; (filed as
                                          Exhibit 10-AL to Form 10-K for the
                                          fiscal year ended June 30, 1995).
				(10)(AM) Employment Agreement between Parlex Corporation and Peter J. Murphy dated June 26, 1996; see Exhibit Index.
                                (10)(AN)  License Agreement between Parlex
                                          Corporation and Polyclad Laminates,
                                          Inc., effective June 1, 1996; see
                                          Exhibit Index. Confidential treatment
                                          has been requested for portions of
                                          this exhibit.
                                (10)(AO)  License grant between Parlex
                                          Corporation and Allied Signal
                                          Laminate Systems, Inc., effective May
                                          5, 1995; see Exhibit Index.
                                          Confidential treatment has been
                                          requested for portions of this
                                          exhibit.
                                (10)(AP)  License Agreement between Parlex
                                          Corporation and Pucka Industrial Co.,
                                          Ltd., effective July 1, 1996; see
                                          Exhibit Index.  Confidential
                                          treatment has been requested for
                                          portions of this exhibit.
                                (10)(AQ) Revolving Credit and Loan Agreement dated December 18, 1995; See Exhibit Index.
                                (21)      Subsidiaries of the Registrant; See
                                          Exhibit Index.
                                (23)      Independent Auditors' Consent; See
                                          Exhibit Index.
                                (24)      Powers of Attorney; See Exhibit
                                          Index.
(B) Reports on Form 8-K
The Company filed no reports
on Form 8-K with the Securities
and Exchange Commission
during the quarter ended
June 30, 1996.


                                 Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parlex Corporation

*/S/  Herbert W. Pollack
-----------------------------------------------------------
Herbert W. Pollack, Chairman and Chief Executive Officer

Date: September 27, 1996
-----------------------------------------------------------

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*/S/  Steven M. Millstein
-----------------------------------------------------------
Steven M. Millstein, Principal Accounting
and Financial Officer

Date: September 27, 1996
      -----------------------------------------------------

*/s/  Sheldon A. Buckler
-----------------------------------------------------------
Sheldon A. Buckler, Director

*/s/  Richard W. Hale
-----------------------------------------------------------
Richard W. Hale, Director

*/s/  M. Joel Kosheff
-----------------------------------------------------------
M. Joel Kosheff, Director

*/s/  Peter J. Murphy
-----------------------------------------------------------
Peter J. Murphy, Director

*/s/  Lester Pollack
-----------------------------------------------------------
Lester Pollack, Director

*/s/  Benjamin M. Rabinovici
-----------------------------------------------------------
Benjamin M. Rabinovici, Director

*/S/  Steven M. Millstein
-----------------------------------------------------------
* by Steven M. Millstein, Attorney-in-Fact

Date: September 27, 1996
      -----------------------------------------------------

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1996 has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.



                                EXHIBIT INDEX


Exhibit                          Description                      Page
-------                          -----------                      ----

10-AM             Employment Agreement between Parlex             30
                  Corporation and Peter J. Murphy dated
                  June 26, 1996.


10-AN             License Agreement between Parlex Corporation    37
                  and Polyclad Laminates, Inc., effective
                  June 1, 1996.


10-AO             License grant between Parlex Corporation        45
                  and Allied Signal Laminate Systems, Inc.,
                  effective May 5, 1995.


10-AP             License Agreement between Parlex Corporation    60
                  and Pucka Industrial Co., Ltd., effective
                  July 1, 1996.


10-AQ             Revolving Credit and Loan Agreement dated       72
                  December 18, 1995.


21                Subsidiaries of the Registrant                  95

23                Independent Auditors' Consent                   96

24                Powers of Attorney                              97

27                Financial Data Schedule                         98



INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors
  of Parlex Corporation:

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its Subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

Boston, Massachusetts
August 2, 1996



PARLEX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS --
ANNUAL REPORT (FORM 10-K)
YEAR ENDED JUNE 30, 1996
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of June 30, 1996 and 1995

  For Each of the Years Ended June 30, 1996, 1995 and 1994:

    Consolidated Statements of Income

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements


Schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.




PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
------------------------------------------------------------------------------

ASSETS                                                           1996            1995
                                                              -----------     -----------

CURRENT ASSETS:
  Cash                                                        $   386,608     $   161,392
  Accounts receivable -- less allowance for doubtful
   accounts of $80,000 in 1996 and $73,000 in 1995              7,453,333       7,171,553
  Inventories                                                   7,753,424       6,084,076
  Refundable income taxes                                          17,794         206,669
  Deferred income taxes                                           314,743         263,150
  Other current assets                                            699,386         441,866
                                                              ---------------------------

      Total current assets                                     16,625,288      14,328,706
                                                              ---------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                            468,864         468,864
  Buildings                                                     6,838,391       6,629,301
  Machinery and equipment                                      22,321,826      21,140,403
  Leasehold improvements and other                              2,422,084         737,863
                                                              ---------------------------

      Total                                                    32,051,165      28,976,431

  Less accumulated depreciation and amortization              (19,396,046)    (19,047,539)
                                                              ---------------------------

      Property, plant and equipment -- net                     12,655,119       9,928,892
                                                              ---------------------------

OTHER ASSETS                                                      381,649         259,503
                                                              ---------------------------

TOTAL                                                         $29,662,056     $24,517,101
                                                              ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                           $   100,000     $   200,000
  Bank loan                                                       400,668              --
  Accounts payable                                              5,179,769       3,405,642
  Accrued liabilities                                           1,797,223       2,257,184
                                                              ---------------------------

      Total current liabilities                                 7,477,660       5,862,826
                                                              ---------------------------

LONG-TERM DEBT                                                  3,650,000       2,300,000
                                                              ---------------------------

OTHER NONCURRENT LIABILITIES                                    1,846,260       1,686,816
                                                              ---------------------------

MINORITY INTEREST IN PARLEX SHANGHAI                            1,232,691              --
                                                              ---------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value -- authorized, 5,000,000
   shares; issued, 2,582,659 and 2,579,409 shares in
   1996 and 1995, respectively                                    258,266         257,941
  Additional paid-in capital                                    3,243,491       3,226,316
  Retained earnings                                            12,991,313      12,220,827
  Less treasury stock, at cost -- 210,000 shares in
   1996 and 1995                                               (1,037,625)     (1,037,625)
                                                              ---------------------------

      Total stockholders' equity                               15,455,445      14,667,459
                                                              ---------------------------

TOTAL                                                         $29,662,056     $24,517,101
                                                              ===========================


See notes to consolidated financial statements.



PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                        1996            1995            1994

REVENUES:
  Product sales                                      $47,102,025     $39,756,799     $34,926,468
  License fees and royalty income                        155,000         494,500              --
                                                     -------------------------------------------

      Total revenues                                  47,257,025      40,251,299      34,926,468
                                                     -------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                               40,307,894      32,946,050      29,150,173
  Selling, general and administrative expenses         5,518,292       4,998,262       4,637,556
                                                     -------------------------------------------

      Total costs and expenses                        45,826,186      37,944,312      33,787,729

OPERATING INCOME                                       1,430,839       2,306,987       1,138,739

OTHER INCOME (EXPENSE)                                    90,588          88,288         (21,870)

INTEREST EXPENSE                                        (351,125)       (154,974)       (109,621)
                                                     -------------------------------------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES             1,170,302       2,240,301       1,007,248

PROVISION FOR INCOME TAXES                              (386,961)       (754,413)             --
                                                     -------------------------------------------

INCOME BEFORE MINORITY INTEREST                          783,341       1,485,888       1,007,248

MINORITY INTEREST                                         12,855              --              --
                                                     -------------------------------------------

NET INCOME                                           $   770,486     $ 1,485,888     $ 1,007,248
                                                     ===========================================

NET INCOME PER SHARE                                 $       .31     $       .61     $       .44
                                                     ===========================================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                         2,449,820       2,434,035       2,310,788
                                                     ===========================================


See notes to consolidated financial statements.



PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
------------------------------------------------------------------------------


                                                                  Additional
                                               Common Stock        Paid-in       Retained      Treasury
                                            Shares      Amount     Capital       Earnings       Stock

BALANCE, JULY 1, 1993                      2,517,359   $251,736   $2,906,575   $ 9,727,691   $(1,037,625)

  Tax benefit arising from the exercise
   of nonqualified stock options                  --         --        6,776            --            --

  Issuance of stock                            4,500        450       17,269            --            --

  Net income                                      --         --           --     1,007,248            --
                                           -------------------------------------------------------------

BALANCE, JUNE 30, 1994                     2,521,859    252,186    2,930,620    10,734,939    (1,037,625)

  Tax benefit arising from the exercise
   of nonqualified stock options                  --         --       70,220            --            --

  Issuance of stock                           57,550      5,755      225,476            --            --

  Net income                                      --         --           --     1,485,888            --
                                           -------------------------------------------------------------

BALANCE, JUNE 30, 1995                     2,579,409    257,941    3,226,316    12,220,827    (1,037,625)

  Issuance of stock                            3,250        325       17,175            --            --

  Net income                                      --         --           --       770,486            --
                                           -------------------------------------------------------------

BALANCE, JUNE 30, 1996                     2,582,659   $258,266   $3,243,491   $12,991,313   $(1,037,625)
                                           =============================================================


See notes to consolidated financial statements.



PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                          1996           1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   770,486    $ 1,485,888    $ 1,007,248
                                                       -----------------------------------------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        1,678,150      1,438,974      1,422,162
    (Gain) loss on sale of equipment                        13,652           (500)        31,480
    Deferred income taxes                                   37,510         75,006       (365,423)
    Deferred compensation                                   70,341         64,015         83,414
    Minority interest                                       12,855             --             --
    Changes in current assets and liabilities:
      Accounts receivable--net                            (681,780)    (1,009,837)    (1,494,103)
      Inventories                                       (1,669,348)      (897,710)      (163,677)
      Refundable income taxes                              188,875       (206,669)            --
      Other current assets                                (257,520)      (140,501)       (10,882)
      Accounts payable and accrued liabilities           1,314,166        811,262        735,954
      Income taxes payable                                      --       (292,721)       369,716
                                                       -----------------------------------------

        Total adjustments                                  706,901       (158,681)       608,641
                                                       -----------------------------------------

        Net cash provided by operating activities        1,477,387      1,327,207      1,615,889
                                                       -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (2,968,713)    (2,851,360)    (1,521,490)
  Increase in other assets                                (122,146)       (90,234)       (10,755)
  Proceeds from sale of equipment                           10,198            500          3,850
                                                       -----------------------------------------

        Net cash used for investing activities          (3,080,661)    (2,941,094)    (1,528,395)
                                                       -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                  400,668             --             --
  Capital contributions to joint venture--minority
   interest                                                160,322             --             --
  Borrowings (payments) under revolving credit
   agreement                                             1,450,000      1,550,000        (25,000)
  Payments of other long-term debt                        (200,000)      (200,000)      (200,000)
  Exercise of stock options                                 17,500        231,231         17,719
                                                       -----------------------------------------

        Net cash provided by (used for) financing
         activities                                      1,828,490      1,581,231       (207,281)
                                                       -----------------------------------------

NET INCREASE (DECREASE) IN CASH                            225,216        (32,656)      (119,787)

CASH, BEGINNING OF YEAR                                    161,392        194,048        313,835
                                                       -----------------------------------------

CASH, END OF YEAR                                      $   386,608    $   161,392    $   194,048
                                                       =========================================

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS:
  Property and equipment contributed as capital
   by joint venture partner                            $ 1,060,000    $        --    $        --
                                                       =========================================
  Property, plant and equipment acquired in
   exchange for accounts receivable                    $   400,000    $        --    $        --
                                                       =========================================


See notes to consolidated financial statements.



PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of Parlex Corporation (the "Company"), its wholly owned subsidiaries and its 50.1% investment in Parlex (Shanghai) Circuit Co., Ltd. (see Note 2) whose fiscal year end is March 31. Intercompany transactions have been eliminated.

     Inventories -- Inventories of raw materials are stated at the lower of first-in, first-out cost or market. Work in process represents costs accumulated under a job-cost accounting system less the estimated cost of shipments to date, in the aggregate not in excess of net realizable value. At June 30, inventories consisted of:

                                        1996           1995

           Raw materials             $2,419,744     $1,867,370
           Work in process            5,333,680      4,216,706
                                     -------------------------

           Total                     $7,753,424     $6,084,076
                                     =========================


     Property, Plant and Equipment -- Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method.

     Preferred Stock -- The Company has 1,000,000 shares of $1.00 par value preferred stock authorized. No shares were issued at June 30, 1996 or 1995.

     Revenue Recognition -- Product sales are recognized upon shipment. License fees and royalty income are recognized when earned and as related costs are incurred.

     Research and Development -- Research and development costs are expensed as incurred and amounted to $2,380,000, $2,215,000 and $1,767,000 for the years ended June 30, 1996, 1995 and 1994, respectively. These amounts are reflected in the Company's cost of products sold.

     Income Taxes --The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.

     Net Income Per Share -- Net income per share has been computed based on the weighted average number of common shares and common share equivalents outstanding during the year.

     Use of Estimates -- The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims and deferred income taxes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments -- SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value.

     New Accounting Standards -- In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company intends to adopt SFAS No. 121 in 1997. The Company is presently evaluating the impact, if any, that this statement will have on its consolidated financial position and results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors, and will disclose the required pro forma effect on net income and net income per share in its June 30, 1997 consolidated financial statements.

2.   JOINT VENTURE

     In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995.

3.   ACCRUED LIABILITIES

     Accrued liabilities at June 30 consisted of:

                                            1996          1995

     Payroll and related expenses        $  993,947    $  999,954
     Accrued health insurance               222,170       213,798
     Customer deposit                            --       545,295
     Other                                  581,106       498,137
                                         ------------------------

     Total                               $1,797,223    $2,257,184
                                         ========================


4.   INDEBTEDNESS

     The Company's China joint venture has a short-term bank loan bearing interest at 1.25% over Singapore Interbank Offer Rate ("SIBOR").

     Long-term debt at June 30 consisted of:


                                                    1996          1995

         Revolving Credit Agreement              $3,650,000    $2,200,000
         Industrial Revenue Development Bond        100,000       300,000
                                                 ------------------------

         Total long-term debt                     3,750,000     2,500,000
         Less current portion                       100,000       200,000
                                                 ------------------------

         Long-term debt -- net                   $3,650,000    $2,300,000
                                                 ========================


     The Company has an Industrial Revenue Development Bond with a bank, at a varying interest rate, which annually approximates 65% of prime (8.25% at June 30, 1996). Interest and principal are payable quarterly. Buildings owned by the Company are pledged as collateral. The net book value of such buildings is approximately $3,560,000 at June 30, 1996.

     On December 12, 1995, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (dated June 22, 1994) making available up to a total of $5,000,000 through December 31, 1997. On January 1, 1998, at the Company's option, the Company may convert the Agreement to a term loan with principal and interest payments due monthly over a thirty-six-month period to December 31, 2000. Borrowings under the Agreement are at the bank's corporate base rate (8.25% at June 30, 1996), and carry an annual commitment fee of 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 1996, the unused commitment amounted to $1,350,000.

     The Industrial Revenue Development Bond and the Agreement have restrictive covenants, which include restrictions on payment of cash dividends and requirements as to tangible net worth, current ratio, working capital, and the ratio of total liabilities to equity. Under the most restrictive covenants, amounts available for dividends or other distributions and capital expenditures at June 30, 1996 approximated $2,745,000 and $4,710,000, respectively.

     Interest paid during the years ended June 30, 1996, 1995 and 1994 was approximately $251,000, $97,000 and $63,000, respectively.

     Long-term debt due during the years ending June 30, 1997 and 1998 is $100,000 and $3,650,000, respectively.

5.   OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities at June 30 consisted of:


                                                  1996         1995

         Deferred income taxes (Note 6)        $  980,124   $  891,021
         Deferred compensation                    866,136      795,795
                                               -----------------------

                                               $1,846,260   $1,686,816
                                               =======================


     The timing of deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material.

6.   INCOME TAXES

     The provision for income taxes consisted of:

                                                           1996          1995          1994

      Current:
        State                                           $ (57,943)    $ (78,567)    $  (9,000)
        Federal                                          (291,508)     (600,840)     (126,000)
      Deferred                                            (37,510)      (75,006)     (285,000)
      Benefit of net operating loss carryforwards              --            --       420,000
                                                        -------------------------------------

      Total                                             $(386,961)    $(754,413)    $      --
                                                        =====================================


     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                          1996     1995     1994

      Statutory federal income tax rate                    34 %     34 %     34 %
      State income taxes, net of federal tax benefit        3        4        4
      Tax credits                                          --       (4)      --
      Utilization of net operating loss carryforwards      --       --      (42)
      Other                                                (4)      --        4
                                                          -----------------------

      Effective income tax rate                            33 %     34 %     -- %
                                                          =======================


     Deferred income tax assets and liabilities at June 30 are attributable to the following:

                                                                1996           1995

      Deferred tax liabilities:
        Depreciation                                         $1,326,252     $1,209,013
        Prepaid expenses                                             --         27,988
                                                             -------------------------

                                                              1,326,252      1,237,001
                                                             -------------------------
      Deferred tax assets:
        Inventories                                              36,281         40,912
        Allowance for doubtful accounts                          31,991         29,157
        Accruals                                                114,584        110,893
        Self-insurance                                           87,920         85,519
        Deferred compensation                                   346,128        317,992
        State net operating loss and credit carryforwards        43,967         24,657
                                                             -------------------------

                                                                660,871        609,130
                                                             -------------------------

      Net deferred tax liability                             $  665,381     $  627,871
                                                             =========================


     Income tax payments of approximately $445,000, $1,162,000 and $12,300 were made in 1996, 1995 and 1994, respectively.

7.   STOCK OPTIONS

     The Company has incentive and nonqualified stock option plans covering officers, key employees and directors who are not otherwise employees. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors plan is fair market value at the date of grant. Nonqualified stock options are granted at fair market value or at a price determined by the Board of Directors, depending on the plan. In certain cases, the Company may, at the option of the Board of Directors, reimburse the employees for the tax cost associated with their options.

     At June 30, 1996, there were 221,750 shares reserved for future grants.

     Information concerning the Company's stock option plans is as follows:

                           Shares
                           Under           Option
                           Option          Prices         Exercisable

      July 1, 1993         142,775     $3.25 -- $ 4.00      49,263
                                                            ======

        Granted            110,000      6.00 --   6.88
        Surrendered         (9,850)     3.25 --   4.00
        Exercised           (4,500)     3.25 --   4.00
                           -------

      June 30, 1994        238,425      3.25 --   6.88      73,299
                                                            ======

        Granted             25,500      6.25 --  18.50
        Surrendered        (12,500)     3.25 --   6.25
        Exercised          (57,550)     3.25 --   6.25
                           -------

      June 30, 1995        193,875      3.25 --  18.50      63,248
                                                            ======

        Granted             26,500      8.75
        Surrendered         (6,250)     3.25 --   6.25
        Exercised           (3,250)     3.25 --   6.25
                           -------

      June 30, 1996        210,875                          99,185
                           =======                          ======


8.   SEGMENT, MAJOR CUSTOMER AND FOREIGN SALES INFORMATION

     The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies.

     Sales to several divisions of one customer represented 29% and 12% of total revenues, in 1996 and 1995, respectively. In 1994, sales to two customers represented 11% and 10% of total revenues.

9.   RENTAL COMMITMENTS

     The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 1996, 1995 and 1994 was approximately $153,000. Future payments under noncancelable operating leases are:


            1997                       $285,708
            1998                        132,708
            1999                        132,708
            2000                         73,763
            2001                         20,670
            Thereafter                       --
                                       --------

                                       $645,557
                                       ========


10.  BENEFIT PLANS

     The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amount. No contributions were made to the plan for the years ended June 30, 1996, 1995 or 1994.

     During fiscal 1995, the Company adopted a 401(k) Savings Plan (the "Plan") covering all employees of the Company that have six consecutive months of service and have attained the age of twenty- one. Matching employer contributions can be made to the Plan at the discretion of the Board of Directors. No matching contribution was made to the Plan for the years ended June 30, 1996 and 1995.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (in thousands except per share amounts):

       1996 Quarters
                                   First      Second     Third      Fourth

       Revenues                    $11,611    $11,685    $11,703    $12,258
       Gross profit                  1,316      1,539      1,820      2,274
       Net income                       24         91        196        459
       Net income per share            .01        .04        .08        .18

       1995 Quarters

       Revenues                    $ 9,417    $ 9,982    $10,031    $10,821
       Gross profit                  1,801      1,999      1,745      1,760
       Net income                      373        472        241        400
       Net income per share            .16        .19        .10        .16


     Gross profit in the fourth quarter of 1995 includes the effects of start-up costs of approximately $400,000 associated with a major contract. Also during this quarter, the Company adjusted its annual effective tax rate to 34% from 40% which it had previously provided during the first three quarters of the year. This reduction resulted principally from changes in the estimation of tax credits earned during the year. The adjustment had the effect of increasing fourth quarter net income by approximately $107,000 (4 cents per share).

                                  * * * * * *