Form 10-Q
period 1996-09-29
PARLEX CORP
filed 1996-11-14
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 29, 1996

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

                        YES  X             NO  ___

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 31, 1996 was 2,372,034 shares.

                             PARLEX CORPORATION

                                    INDEX

Financial Statements:

  Consolidated Balance Sheets - September 29, 1996
   and June 30, 1996                                                  3

  Consolidated Statements of Income - For the Three Months
   Ended September 29, 1996 and October 1, 1995                       4

  Consolidated Statements of Cash Flows - For the Three Months
   Ended September 29, 1996 and October 1, 1995                       5

Notes to Unaudited Consolidated Financial Statements                  6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                            8

Part II - Other Information                                          10

Index                                                                11

Signatures                                                           13

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 29, 1996 AND JUNE 30, 1996
                                 (Unaudited)

                                           September 29, 1996     June 30, 1996
                                           ------------------------------------

                                   ASSETS
Current assets:
  Cash and cash equivalents                $    98,757            $   386,608
  Accounts receivable - net                  8,530,084              7,453,333
  Inventories:
    Raw material                             3,025,208              2,419,744
    Work in process                          4,726,388              5,333,680
  Refundable income taxes                            -                 17,794
  Deferred income taxes                        314,743                314,743
  Other current assets                         843,011                699,386
                                           ----------------------------------
      Total current assets                  17,538,191             16,625,288
                                           ----------------------------------
Property, plant and equipment:
  Land                                         468,864                468,864
  Buildings                                  6,903,150              6,838,391
  Machinery and equipment                   22,608,406             22,321,826
  Leasehold improvements and other           2,473,597              2,422,084
                                           ----------------------------------
      Total                                 32,454,017             32,051,165
  Less accumulated depreciation and
   amortization                             19,786,187            (19,396,046)
                                           ----------------------------------
      Property, plant and equipment - net   12,667,830             12,655,119
                                           ----------------------------------
Other assets                                   383,816                381,649
                                           ----------------------------------
      Total                                $30,634,942            $29,662,056
                                           ==================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $    50,000            $   100,000
  Bank loan                                    500,126                400,668
  Accounts payable                           5,435,392              5,179,769
  Income taxes payable                         189,784                      -
  Accrued liabilities                        1,687,021              1,797,223
                                           ----------------------------------
      Total current liabilities              7,862,323              7,477,660
                                           ----------------------------------

Long-term debt                               4,025,000              3,650,000
                                           ----------------------------------

Other non-current liabilities                1,864,247              1,846,260
                                           ----------------------------------

Minority interest in Parlex (Shanghai)       1,239,515              1,232,691
                                           ----------------------------------

Stockholders' equity
  Preferred stock                                  -0-                    -0-
  Common stock                                 258,266                258,266
  Additional paid-in capital                 3,243,491              3,243,491
  Retained earnings                         13,179,725             12,991,313
  Less treasury stock at cost               (1,037,625)            (1,037,625)
                                           ----------------------------------
      Total Stockholders' equity            15,643,857             15,455,445
                                           ----------------------------------
      Total                                $30,634,942            $29,662,056
                                           ==================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
      For the Three Months Ended September 29, 1996 and October 1, 1995
                                 (Unaudited)

                                             September 29, 1996      October 1, 1995
                                             ---------------------------------------

Product sales                                $12,773,471             $11,611,410
License fees and royalties                        33,658                       -
                                             -----------------------------------
Total Revenues                                12,807,129              11,611,410
                                             -----------------------------------

Costs and Expenses:

  Cost of products sold                       10,912,043              10,295,136

  Selling, general and administrative
   expenses                                    1,587,315               1,252,331
                                             -----------------------------------

  Operating costs and expenses                12,499,358              11,547,467

Operating income                                 307,771                  63,943

Other income - (Note 2)                          112,395                  44,452

Interest expense                                (104,930)                (69,622)
                                             -----------------------------------

Income before income taxes                       315,236                  38,773

Provision for income taxes                      (120,000)                (14,700)
                                             -----------------------------------

Income before minority interest                  195,236                  24,073

Minority interest                                 (6,824)                      -
                                             -----------------------------------

Net income                                   $   188,412             $    24,073
                                             ===================================

Net income per common share                  $       .08             $       .01
                                             ===================================

Weighted average number of common and
  common stock equivalent shares
  outstanding                                  2,454,734               2,447,328
                                             ===================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ended September 29, 1996 and October 1, 1995
                                 (Unaudited)

                                                  September 29, 1996      October 1, 1995

Cash Flows Provided by Operating Activities:

Net income                                        $   188,412             $   24,073
                                                  ----------------------------------

Adjustments to reconcile net income to net
 cash provided by (used for)operating activities:
  Depreciation and amortization                       500,877                403,797
  Gain on sale of equipment                              (100)                   -0-
  Deferred compensation                                17,987                 17,535
  Minority interest                                     6,824                    -0-
  Increase (decrease) in cash from:
    Accounts receivable - net                      (1,076,751)              (658,582)
    Refundable income taxes                            17,794                  4,158
    Inventories                                         1,828                296,202
    Other current assets                             (143,625)              (194,059)
    Accounts payable                                  255,623              1,336,967
    Accrued liabilities                              (110,202)              (666,290)
    Income taxes payable                              189,784                      -
                                                  ----------------------------------
Total adjustments                                    (339,961)               539,728
                                                  ----------------------------------

Net cash provided (used) by operating activities     (151,549)               563,801
                                                  ----------------------------------

Investment Activities:
Additions to property, plant and equipment            513,588               (846,157)
Increase in other assets                              (47,272)              (116,741)
Proceeds from the sale of equipment                       100                      -
                                                  ----------------------------------
Net cash used for investment activities              (560,760)              (962,898)
                                                  ----------------------------------

Financing Activities:
Loan payable - Joint Venture                           99,458                      -
Increase in long-term debt                            325,000                350,000
Exercise of stock options                                   -                  7,063
                                                  ----------------------------------
Net cash from financing activities                    424,458                357,063
                                                  ----------------------------------

Net Decrease in Cash and Cash Equivalents            (287,851)               (42,034)

Cash and Cash Equivalents at Beginning of Period      386,608                161,392
                                                  ----------------------------------

Cash and Cash Equivalents at End of Period        $    98,757             $  119,358
                                                  ==================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1. Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 29,1996 and the results of operations and cash flows for the three months ended September 29, 1996 and October 1, 1995. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1996 and this filing should be read in conjunction with that annual report.

2. Other Income

      In the current quarter, other income is comprised of a gain on the sale of equipment as well as items of miscellaneous nature. In the preceding year, only items of a sundry nature were included under this caption.

3. Joint Venture

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995. The Company reports the financial results of this venture on a three month time lag.

4. New Accounting Standards

      In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1997. This statement had no effect on the consolidated financial position and results of operations of the Company.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and directors, and will disclose the required pro forma effect on net income and net income per share in its June 30, 1997 consolidated financial statements.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations

      Total revenues in the first quarter of the current fiscal year were $12,807,129, an increase of 10% over the sales of $11,611,410 reported in the comparable quarter last year. Revenues were generated primarily from product sales, while some was derived from licensing and royalty fees. The increase in sales is a result of the Company's continuing effort to broaden its commercial base by developing products that provide unique solutions to the requirements of the markets it is attempting to serve.

      In September 1995, Parlex (Shanghai) Circuit Co., Ltd., the Chinese joint venture, commenced operations (see Note 3 to Consolidated Financial Statements). The sales from this venture, while not significant, also contributed to the increase over the previous year.

      The cost of sales as a percentage of revenue was 85% and 89% for the first quarter this year and last year, respectively. Last year, the cost of sales was impacted by a large multi-year contract in the Flexible Circuit Products Division, involving new technology, new equipment, the use of very thin materials with special handling requirements, and some incurred costs associated with learning curve issues. These technical problems have since been resolved.

      Selling, general, and administrative expenses as a percentage of revenue was 12% in the current quarter versus 11% last year. The slight increase was associated with additional selling expenses due to increased sales efforts.

      Interest expense was $104,930 this quarter as compared to $69,622 last year. To facilitate its growth, the Company borrowed monies for the purchase of equipment, its investment in the Chinese joint venture, and to finance its additional working capital requirements.

      Other income this quarter of $112,395 included the gain on the sale of some equipment as well as items of miscellaneous nature. In the preceding year, only items of a sundry nature comprised the total of $44,452.

      The above factors resulted in income before income taxes of $315,236 in the first quarter this year versus $38,773 for the comparable period last year.

      The Company's effective tax rate was 38% for the current quarter this year as well as last year.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $188,412 this quarter versus $24,073 last year.

Liquidity and Capital Resources

      Since the Company is anticipating continuous growth, additional borrowings may be necessary to finance further working capital needs as well as additional capital expenditures.

      In December 1995, the Company negotiated a $5,000,000 unsecured line of credit under its revolving credit facility that expires December 31, 1997. At September 29, 1996, the unused commitment amounted to $975,000.

      In October 1996, the Company received an additional unsecured line of credit of $2,000,000 to be used exclusively for the purchase of capital equipment. The Company may borrow monies up to $2,000,000 under a revolving credit facility through October 1997. In October 1997, the line converts to a term loan arrangement.

      The two lines of credit, together with anticipated positive cash flow from operations, should be adequate to satisfy the Company's foreseeable needs.

      Deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material and should have little impact upon the Company's cash position.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

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

PART II - OTHER INFORMATION

      Items 1-5   THESE ITEMS ARE INAPPLICABLE

      Item 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11 - Statement regarding computation of per
                       share earnings.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARLEX CORPORATION

                                       /s/ HERBERT W. POLLACK
                                           Herbert W. Pollack
                                           Chairman of the Board

                                       /s/ STEVEN M. MILLSTEIN
                                           Steven M. Millstein
                                           Vice President of Finance

                                       November 14, 1996
                                       Date

                                EXHIBIT INDEX

                                                                     PAGE

11.  Statement regarding computation of per share earnings             13