Form 10-K/A
period 1996-06-30
PARLEX CORP
filed 1997-01-15
CIK 724988

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

      For the transition period from               to


                           Commission File No. 0-12942


                               PARLEX CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Massachusetts                          04-2464749
--------------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)


       145 Milk Street, Methuen, Massachusetts           01844
--------------------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:           508-685-4341
Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:


                                                       Name of exchange on
            Title of each Class                          which registered
            -------------------                        -------------------

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

                              YES  [X]     NO  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           [X]

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

Date: January 14, 1997
-----------------------------------------------------------

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*/s/  Steven M. Millstein
-----------------------------------------------------------
Steven M. Millstein, Principal Accounting and Financial Officer

Date: January 14, 1997
      -----------------------------------------------------

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

Date: January 17, 1997
      -----------------------------------------------------

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1996 has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.



                                EXHIBIT INDEX


Exhibit                      Description                          Page
-------                      -----------                          ----


10-AN       License Agreement between Parlex Corporation and      37
            Polyclad Laminates, Inc., effective June 1, 1996.
