Form 10-Q
period 1996-12-29
PARLEX CORP
filed 1997-02-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended December 29, 1996

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

                        YES   X             NO  ___

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 1997 was 2,382,245 shares.

                             PARLEX CORPORATION

                                    INDEX

Financial Statements:

  Consolidated Balance Sheets - December 29, 1996 and June 30, 1996......3

  Consolidated Statements of Income - For the Three Months
   and Six Months Ended December 29, 1996 and December 31, 1995..........4

  Consolidated Statements of Cash Flows - For the Six Months
   Ended December 29, 1996 and December 31, 1995.........................5

Notes to Unaudited Consolidated Financial Statements.....................6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations...............................................8

Part II - Other Information......................... ...................10

Signatures..............................................................11

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     DECEMBER 29, 1996 AND JUNE 30, 1996
                                 (Unaudited)

                                               December 29, 1996    June 30, 1996
                                               -----------------    -------------

                              ASSETS
Current assets:
  Cash and cash equivalents                    $   107,997          $   386,608
  Accounts receivable - net                      9,415,696            7,453,333
  Inventories:
    Raw material                                 2,553,377            2,419,744
    Work in process                              4,390,431            5,333,680
  Refundable income taxes                                -               17,794
  Deferred income taxes                            314,743              314,743
  Other current assets                             817,663              699,386
                                               --------------------------------
      Total current assets                      17,599,907           16,625,288
                                               --------------------------------
Property, plant and equipment:
  Land                                             468,864              468,864
  Buildings                                      6,928,820            6,838,391
  Machinery and equipment                       22,972,277           22,321,826
  Leasehold improvements and other               2,610,067            2,422,084
                                               --------------------------------
      Total                                     32,980,028           32,051,165
  Less accumulated depreciation and
   amortization                                (20,287,262)         (19,396,046)
                                               --------------------------------
      Property, plant and equipment - net       12,692,766           12,655,119
                                               --------------------------------
Other assets                                       449,297              381,649
                                               --------------------------------
      Total                                    $30,741,970          $29,662,056
                                               ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $         -          $   100,000
  Bank loan                                        500,000              400,668
  Accounts payable                               4,697,919            5,179,769
  Income taxes payable                             331,934                    -
  Accrued liabilities                            1,953,995            1,797,223
                                               --------------------------------
      Total current liabilities                  7,483,848            7,477,660
                                               --------------------------------

Long-term debt                                   4,025,000            3,650,000
                                               --------------------------------

Other non-current liabilities                    1,882,608            1,846,260
                                               --------------------------------

Minority interest in Parlex (Shanghai)           1,147,010            1,232,691
                                               --------------------------------

Stockholders' equity
  Preferred stock                                      -0-                  -0-
  Common stock                                     258,303              258,266
  Additional paid-in capital                     3,245,235            3,243,491
  Retained earnings                             13,737,591           12,991,313
  Less treasury stock at cost                   (1,037,625)          (1,037,625)
                                               --------------------------------
      Total Stockholders' equity                16,203,504           15,455,445
                                               --------------------------------
      Total                                    $30,741,970          $29,662,056
                                               ================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  For the Three Months and Six Months Ended
                   December 29, 1996 and December 31, 1995
                                 (Unaudited)

                                             Three Months Ended              Six Months Ended
                                        -----------------------------   -----------------------------
                                        Dec. 29, 1996   Dec. 31, 1995   Dec. 29, 1996   Dec. 31, 1995
                                        -------------   -------------   -------------   -------------

Product sales                           $14,031,241     $11,684,568     $26,804,712     $23,295,978
License fees and royalties                   37,099               -          70,757               -
                                        -----------------------------------------------------------
Total Revenues                           14,068,340      11,684,568      26,875,469      23,295,978
                                        -----------------------------------------------------------

Costs and Expenses:

  Cost of products sold                  11,472,916      10,145,160      22,384,959      20,440,296

  Selling, general and administrative
   expenses                               1,737,174       1,330,537       3,324,489       2,582,868
                                        -----------------------------------------------------------

  Operating costs and expenses           13,210,090      11,475,697      25,709,448      23,023,164
                                        -----------------------------------------------------------

Operating income                            858,250         208,871       1,166,021         272,814

Other income - (Note 2)                      10,713          22,088         123,108          66,540

Interest expense                           (115,603)        (83,596)       (220,533)       (153,218)
                                        -----------------------------------------------------------

Income before income taxes                  753,360         147,363       1,068,596         186,136

Provision for income taxes                 (286,900)        (60,500)       (406,900)        (75,200)
                                        -----------------------------------------------------------

Net income - before minority
 interest (Note 3)                          466,460          86,863         661,696         110,936

Minority interest                            91,405           3,690          84,581           3,690
                                        -----------------------------------------------------------

Net income                              $   557,865     $    90,553     $   746,277     $   114,626
                                        ===========================================================

Net income per common share             $       .23     $       .04     $       .30     $       .05
                                        ===========================================================

Weighted average number of common and
 common stock equivalent shares
 outstanding                              2,446,371       2,450,799       2,450,553       2,449,064
                                        ===========================================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Six Months Ended December 29, 1996 and December 31, 1995
                                 (Unaudited)

                                                 December 29, 1996      December 31, 1995
                                                 -----------------      -----------------

Cash Flows Provided by Operating Activities:

Net income                                       $   746,277            $   114,626
                                                 ----------------------------------

Adjustments to reconcile net income to net
 cash provided by (used for)operating
 activities:
  Depreciation and amortization                    1,001,954                836,232
  Refundable income taxes                             17,794                    -0-
  Deferred compensation                               36,348                 35,285
  Loss (gain) on sale of equipment                      (250)                13,652
  Increase (decrease) in cash from
   minority interest                                 (85,681)                (3,690)
    Accounts receivable - net                     (1,962,363)                44,194
    Inventories                                      809,616                492,991
    Other current assets                            (118,277)              (180,870)
    Accounts payable                                (481,850)               665,528
    Accrued liabilities                              156,772               (817,317)
    Income taxes payable                             331,934                 69,658
                                                 ----------------------------------
Total adjustments                                   (294,003)             1,155,363
                                                 ----------------------------------

Net cash provided (used) by operating
 activities                                          452,274              1,270,289
                                                 ----------------------------------

Investment Activities:
Additions to property, plant and equipment        (1,039,600)            (1,467,674)
Increase in other assets                             (67,648)              (519,891)
Proceeds from the sale of equipment                      250                 32,295
                                                 ----------------------------------
Net cash used for investment activities           (1,106,998)            (1,955,270)
                                                 ----------------------------------

Financing Activities:
Borrowings under revolving credit agreement          375,000                700,000
Loan payable - joint venture                          99,332                208,020
Capital contributions to joint venture
 - minority interests                                      -                 28,330
Decrease in long-term debt                          (100,000)              (100,000)
Exercise of stock options                              1,781                  9,063
                                                 ----------------------------------
Net cash from financing activities                   376,113                845,413
                                                 ----------------------------------

Net Decrease (Increase) in Cash and Cash
 Equivalents                                        (278,611)               160,432

Cash and Cash Equivalents at Beginning
 of Period                                           386,608                161,392
                                                 ----------------------------------

Cash and Cash Equivalents at End of Period       $   107,997            $   321,824
                                                 ==================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.  Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 29,1996 and the results of operations and cash flows for the six months ended December 29, 1996 and December 31, 1995. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1996 and this filing should be read in conjunction with that annual report.

2.  Other Income

      Other income of $10,713 and $22,088 in the second quarter this year and last year, respectively, was comprised of items of a miscellaneous nature. For the first six months this year, other income was $123,108; last year, other income totaled $66,540. Other income this year included the gain on sale of some equipment.

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

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations

      Total revenues in the second quarter of the current fiscal year were $14,068,340, an increase of approximately 20% from the $11,684,568 reported in the comparable period last year. Revenues were generated primarily from product sales, while the remainder was derived from licensing and royalty fees. The additional sales resulted from increased shipments across several product lines in the Flexible Circuit Products and Laminated Cable Divisions. These sales have been driven by the introduction of new technologies to the market, as well as a ramp-up of production on a major telecommunication project. For the first six months, revenues were $26,875,469, or 15% higher than the $23,295,978 recorded last year. The same factors, as just noted, were the primary reasons contributing to the increase for the six month period.

      The cost of products sold as a percentage of revenue was 82%, a reduction from the 87% reported in the second quarter last year. During the current quarter there was considerable improvement in operational efficiency. Additionally, the Company was able to generate the additional sales without incurring a commensurate increase in manufacturing overhead costs. Last year, the Flexible Circuit Products Division was also involved in a major contract involving new technology and equipment that had an impact on the cost of products sold. The technical issues involving this contract have since been overcome and this program now contributes to income. For the first six months, the cost of products sold as a percentage of revenue was 83% versus 88% last year.

      Selling, general, and administrative expenses as a percentage of revenue were 12% in both the second quarter and first six months this year as compared to 11% for the same periods last year. The slight increase is associated primarily with additional expenses due to increased sales efforts.

      Other income of $10,713 and $22,088 in the second quarter this year and last year, respectively, was comprised of items of a miscellaneous nature. For the first six months this year, other income was $123,108; last year, other income totaled $66,540. Other income this year included the gain on sale of some equipment.

      Interest expense was $115,603 this quarter as compared to $83,596 last year. For the first six months, interest expense was $220,533 versus $153,218 last year. Additional borrowings were required to facilitate the Company's growth. These monies were used to purchase equipment, to partially finance its investment in Parlex (Shanghai), a chinese joint venture, and to finance its additional working capital requirements.

      The above factors resulted in income before income taxes of $753,360 and $1,068,596 for the second quarter and first six months, respectively. This compares to $147,363 in the second quarter and $186,136 for the first six months last year.

      The Company's effective tax rate was 38% for both the second quarter and first six months. This compares to 41% and 40% for the second quarter and first six months, respectively, last year.

      After providing for taxes and recognizing the minority interest in the chinese joint venture, the Company's net income was $557,865 and $746,277 for the current quarter and first six months, respectively. This compares to $90,553 and $114,626 to the respective time periods last year.

Liquidity and Capital Resources

      The Company is expecting further growth. The anticipated internally generated cash flow, together with the lines of credit described below, should be sufficient to accommodate the Company's immediate needs.

      In December 1995, the Company negotiated a $5,000,000 unsecured line of credit under its revolving credit facility that expires December 31, 1997, At December 29, 1996 the unused commitment amounted to $475,000, inclusive of the Company's guarantee of $500,000 borrowed by the chinese joint venture.

      In October 1996, the Company received an additional unsecured line of credit of $2,000,000 to be used exclusively for the purchase of capital equipment. The Company may borrow monies up to $2,000,000 under a revolving credit facility through October 1997. In December 1997, the line converts to a term loan arrangement. As of December 29, 1996, no monies were owed under this line.

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

                         PART II - OTHER INFORMATION

      Items 4  Submission of Matters to a Vote of Security Holders

      (a) The registrant's Annual Meeting of Shareholders was held December 3, 1996.

      (b) At the Annual Meeting, shareholders elected the following Class II directors whose terms expire in 1999:

                                                         Withheld
                                         For             Authority
                                         ---             ---------

             M. Joel Kosheff             2,042,450       8,900
             Peter J. Murphy             2,042,515       8,835

             The following other directors' respective terms of office continued in effect after the meeting:

                        Continuing Class I Directors
                       Continuing in Office until 1998

                               Richard W. Hale
                               Lester Pollack
                           Benjamin M. Rabinovici

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


                                       PARLEX CORPORATION

                                       /s/ PETER J. MURPHY
                                           Peter J. Murphy
                                           President

                                       /s/ STEVEN M. MILLSTEIN
                                           Steven M. Millstein
                                           Vice President of Finance

                                       February 12, 1997
                                       Date