Form 10-Q
period 1997-03-31
PARLEX CORP
filed 1997-05-14
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended March 30, 1997

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from                to

  Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant As Specified in its Charter)

           Massachusetts                            04-2464749
  (State or other jurisdiction of         (IRS Employer Identification
   incorporation or organization)                     Number)

  145 Milk Street, Methuen, Massachusetts             01844
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

                         YES  X             NO  ___

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 20, 1997 was 2,387,345 shares.

                             PARLEX CORPORATION


                                    INDEX



Financial Statements:

  Consolidated Balance Sheets - March 30, 1997 and June 30, 1996.....   3

  Consolidated Statements of Income - For the Three Months
   and Nine Months Ended March 30, 1997 and March 31, 1996...........   4

  Consolidated Statements of Cash Flows - For the Nine Months
   Ended March 30, 1997 and March 31, 1996...........................   5

Notes to Unaudited Consolidated Financial Statements.................   6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................   8

Part II - Other Information..........................................  10

Signatures...........................................................  11

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 1997 AND JUNE 30, 1996
                                 (Unaudited)

                                   ASSETS

                                            March 30, 1997      June 30, 1996
                                            --------------      -------------

Current assets:
  Cash and cash equivalents                 $   663,475         $   386,608
  Accounts receivable - net                   9,184,957           7,453,333
  Inventories:
    Raw material                              2,550,555           2,419,744
    Work in process                           5,017,628           5,333,680
  Refundable income taxes                             -              17,794
  Deferred income taxes                         314,743             314,743
  Other current assets                          761,316             699,386
                                            -------------------------------
    Total current assets                     18,492,674          16,625,288
                                            -------------------------------
Property, plant and equipment:
  Land                                          468,864             468,864
  Buildings                                   6,968,195           6,838,391
  Machinery and equipment                    23,643,249          22,321,826
  Leasehold improvements and other            2,796,595           2,422,084
                                            -------------------------------
    Total                                    33,876,903          32,051,165
  Less accumulated depreciation and
  amortization                              (20,295,245)        (19,396,046)
                                            -------------------------------
    Property, plant and equipment - net      13,581,658          12,655,119
                                            -------------------------------
Other assets                                    410,334             381,649
                                            -------------------------------
    Total                                   $32,484,666         $29,662,056
                                            ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $       -0-         $   100,000
  Loan payable - current                        500,000             400,668
  Accounts payable                            5,146,552           5,179,769
  Accrued liabilities                         2,562,761           1,797,223
  Income taxes payable                          476,134                   -
                                            -------------------------------
    Total current liabilities                 8,685,447           7,477,660
                                            -------------------------------

Long-term debt                                3,525,000           3,650,000
                                            -------------------------------

Other non-current liabilities                 1,901,540           1,846,260
                                            -------------------------------

Minority interest                             1,459,214           1,232,691
                                            -------------------------------

Stockholders' equity:
  Preferred stock                                   -0-                 -0-
  Common stock                                  259,734             258,266
  Additional paid-in capital                  3,310,986           3,243,491
  Retained earnings                          14,380,370          12,991,313
  Less treasury stock at cost                (1,037,625)         (1,037,625)
                                            -------------------------------
    Total Stockholders' equity               16,913,465          15,455,445
                                            -------------------------------
    Total                                   $32,484,666         $29,662,056
                                            ===============================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
         For the Nine Months Ended March 30, 1997 and March 31, 1996
                                 (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                  --------------------------------    --------------------------------
                                                  March 30, 1997    March 31, 1996    March 30, 1997    March 31, 1996
                                                  --------------    --------------    --------------    --------------

Product sales                                     $13,202,672       $11,580,017       $40,007,384       $34,745,995
License fees and royalty income                        22,046           123,000            92,803           253,000
                                                  -----------------------------------------------------------------
Total Revenue                                      13,224,718        11,703,017        40,100,187        34,998,995
                                                  -----------------------------------------------------------------

Cost and Expenses:

  Cost of products sold                            10,239,384         9,883,495        32,624,343        30,323,791

  Selling, general and administrative expenses      1,753,584         1,470,281         5,078,073         4,053,149
                                                  -----------------------------------------------------------------

  Operating costs and expenses                     11,992,968        11,353,776        37,702,416        34,376,940
                                                  -----------------------------------------------------------------

Operating income                                    1,231,750           349,241         2,397,771           622,055

Other income - (Note 2)                                 2,007            22,482           125,115            89,022

Interest expense                                     (114,790)          (90,149)         (335,323)         (243,367)
                                                  -----------------------------------------------------------------

Income before income taxes                          1,118,967           281,574         2,187,563           467,710

Provision for income taxes                           (437,600)          (96,700)         (844,500)         (171,900)
                                                  -----------------------------------------------------------------

Net income - before minority interest                 681,367           184,874         1,343,063           295,810
Minority interest - loss (income)                     (38,587)           10,710            45,994            14,400
                                                  -----------------------------------------------------------------

Net income                                        $   642,780       $   195,584       $ 1,389,057       $   310,210
                                                  =================================================================

Net income per share (Note 4)                     $       .26       $       .08       $       .56       $       .13
                                                  =================================================================

Weighted average number of common
 and common stock equivalent shares
 outstanding (Note 4)                               2,492,515         2,437,640         2,464,540         2,445,256
                                                  =================================================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended March 30, 1997 and March 31, 1996
                                 (Unaudited)

                                                        Nine Months Ended
                                                -------------------------------
                                                March 30, 1997   March 31, 1996
                                                --------------   --------------

Cash Flows Provided by Operating Activities:

Net income                                      $1,389,057       $  310,210
                                                ---------------------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  1,429,288        1,273,575
  Loss (gain) on sale of equipment                    (250)          13,652
  Deferred compensation                             55,280           52,720
  Minority Interest                                (50,477)         (14,400)
  Increase (decrease) in cash from:
    Accounts receivable - net                   (1,731,624)        (350,970)
    Inventories                                    185,241         (625,766)
    Other current assets                           (61,930)         (59,607)
    Accounts payable                               (33,217)       1,162,729
    Accrued liabilities                            765,538         (644,414)
    Income taxes payable                           493,928          173,858
                                                ---------------------------
Total adjustments                                1,051,777          981,377
                                                ---------------------------

Net cash provided by operating activities        2,440,834        1,291,587
                                                ---------------------------

Investment Activities:
Additions to property, plant and equipment      (2,078,826)      (1,977,081)
Increase in other assets                           (28,685)        (576,869)
Proceeds from the sale of equipment                    250           32,295
                                                ---------------------------
Net cash used for investment activities         (2,107,261)      (2,521,655)
                                                ---------------------------

Financing Activities:
Borrowings (repayments) under revolving credit
 agreement                                        (125,000)       1,150,000
Payments of long term debt                        (100,000)        (150,000)
Loan payable - Joint Venture                        99,332          383,919
Capital contributions to Joint Venture
 - minority interests                                    -           39,915
Exercise of stock options                           68,962           10,469
                                                ---------------------------
Net cash from financing activities                 (56,706)       1,434,303
                                                ---------------------------

Net Increase in Cash and Cash Equivalents          276,867          204,235

Cash and Cash Equivalents at Beginning of
 Period                                            386,608          161,392
                                                ---------------------------

Cash and Cash Equivalents at End of Period      $  663,475       $  365,627
                                                ===========================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.    Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 30, 1997 and the results of operations and cash flows for the nine months ended March 30, 1997 and March 31, 1996. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1996 and this filing should be read in conjunction with that annual report.

2.    Other Income

      Other income of $2,007 and $22,482 in the third quarter this year and last year, respectively, was comprised of items of a miscellaneous nature. For the first nine months this year, other income was $125,115; last year, other income totaled $89,022. Other income this year included the gain on sale of some equipment.

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

4.    Net Income Per Share

      Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding.

      In accordance with the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share," the Company was not permitted to early adopt SFAS No. 128 for the quarter ended March 30, 1997. The Company will be required to adopt SFAS 128 in its second quarter of fiscal year 1998 and restate its first quarter results. The adoption of SFAS 128 will not have a dilutive effect upon reported earnings per share.

5.    Stock Split

      The Board of Directors declared a 3 for 2 stock split effected as a 50% stock dividend payable on April 21st to shareholders of record as of March 18, 1997. This split will be reflected in the EPS calculation in the fourth quarter and the previously reported EPS figures will be adjusted for all appropriate periods.

6.    New Accounting Standards

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

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations

      Total revenues in the third quarter of the current fiscal year were $13,224,718, an increase of approximately 13% over the $11,703,017 reported in the same quarter last year. The revenues from both divisions, Flexible Circuit Products and Laminated Cable, as well as Parlex (Shanghai), the Chinese joint venture, exceeded those of last year. The Company continues to benefit from the introduction of new technologies to the market, which is the primary factor contributing to the increase in revenues for the quarter and first nine months. For the first nine months, revenues were $40,100,187 versus $34,998,995 for the corresponding period last year, an increase of about 15%. The revenues were generated essentially from product sales, while the remainder was derived from licensing and royalty fees.

      The cost of products sold as a percentage of revenue was 77%, a reduction from the 84% reported in the third quarter last year. The Company has focused its efforts toward improving operating income while growing the Company in a controlled fashion. The reduction in cost is a result of those efforts. For the first nine months, the cost of products sold was 81% as compared to 87% last year. Last year, the Flexible Circuit Products Division was involved in a major contract involving new technology and equipment that had an impact on the cost of products sold. The technical issues involving this contract have since been overcome and this program now contributes to income.

      Selling, general, and administrative expenses as a percentage of revenue were 13% in both the third quarter this year as well as last year. For the first nine months, the percentage relative to revenues was 13% this year versus 12% last year. The slight increase is associated primarily with additional expenses due to expanded sales efforts.

      Other income of $2,007 and $22,482 in the third quarter this year and last year, respectively, was comprised of items of a miscellaneous nature. For the first nine months this year, other income was $125,115; last year, other income totalled $89,022. Other income this year included the gain on sale of some equipment.

      Interest expense was $114,790 this quarter as compared to $90,149 last year. For the first nine months, interest expense was $335,323 versus $243,367 last year. Additional borrowings were required to facilitate the Company's growth. These monies were used to purchase equipment, to finance additional working capital requirements, and to partially finance its investment in Parlex (Shanghai).

      The above factors resulted in third quarter income before income taxes of $1,118,967 versus $281,574 for the third quarter last year. For the first nine months, income before income taxes was $2,187,563 this year as compared to $467,710 last year.

      The Company's effective tax rate was 39% for both the third quarter and first nine months this year. Last year, the effective tax rate was 34% for the quarter and 37% for the year to date.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $642,780 for the quarter and $1,389,057 for the first nine months this year. This compares to $195,584 and $310,210 for the quarter and first nine months, respectively, last year.

Recent Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the Company's second quarter of fiscal 1998. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The adoption of SFAS 128 will not have a dilutive effect upon reported earnings per share.

Liquidity and Capital Resources

      The Company is expecting further growth. The anticipated internally generated cash flow, together with the lines of credit described below, should be sufficient to accommodate the Company's immediate needs.

      In December 1995, the Company negotiated a $5,000,000 unsecured line of credit under its revolving credit facility that expires December 31, 1997. At March 30, 1997, the unused commitment amounted to $975,000 inclusive of the Company's guarantee of $500,000 borrowed by the Chinese joint venture. Since the end of this quarter, the Company has reduced the loan by an additional $300,000 thus increasing the unused commitment to $1,275,000.

      In October 1996, the Company received an additional unsecured line of credit of $2,000,000 to be used exclusively for the purchase of capital equipment. The Company may borrow monies up to $2,000,000 under a revolving credit facility through October 1997. In November 1997, the line converts to a term loan arrangement. As of March 30, 1997, no monies were used under this line.

      Deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year should not be material and should have little impact upon the Company's cash position.

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


                                       PARLEX CORPORATION

                                       /s/ PETER J. MURPHY
                                       _________________________
                                       Peter J. Murphy
                                       President

                                       /s/ STEVEN M. MILLSTEIN
                                       _________________________
                                       Steven M. Millstein
                                       Vice President of Finance

                                       May 14, 1997
                                       _________________________
                                       Date