Form 10-K
period 1997-06-30
PARLEX CORP
filed 1997-09-29
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
  (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the Fiscal Year Ended June 30, 1997
                                     OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from               to

                         Commission File No. 0-12942

                             PARLEX CORPORATION
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Massachusetts                            04-2464749
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)

145 Milk Street, Methuen, Massachusetts                 01844
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  978-685-4341
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of exchange on
         Title of each Class                      which registered
    -----------------------------                -------------------
    Common Stock ($.10 par value)              Nasdaq National Market

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of shares of the Registrant's Common Stock, par value $.10 per share, held by non-affiliates of the Registrant at September 24, 1997 as computed by reference to the closing price of such stock was approximately $47,757,717.

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 24, 1997 was 3,593,310 shares.

Documents Incorporated By Reference

      Portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.




                                   Part I

Item 1.  Business.
------------------

      Parlex is a leading supplier of flexible interconnects principally for sale to the automotive, military/aerospace, computer, telecommunications and industrial markets. The Company's product offering, which the Company believes is the broadest of any company in the flexible interconnect industry, includes flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. Flexible circuits, which consist of conductive copper patterns that are laminated to flexible substrate materials such as polyimide or polyester, are used to provide connections between components and electronic systems and as a substrate to support electronic devices. Laminated cables, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. Flexible/cable hybrid circuits combine the lower cost of laminated cable with the technology of flexible circuits into a single cost-effective interconnect. Flexible interconnect assemblies are formed by adding components such as integrated circuits, connectors, resistors and capacitors to flexible circuits or laminated cables. The advantages of flexible interconnects over alternative technologies such as rigid printed circuits include three-dimensional packaging and superior thermal qualities as well as reduced size and weight. The Institute for Interconnecting and Packaging of Electronic Circuits ("IPC"), an international trade organization, estimates that worldwide sales of flexible circuits in 1996 exceeded $2.5 billion. The IPC has reported that the flexible circuit industry in North America has grown at rates between 17% and 19% in each of the past three years.

      The Company believes that its creative engineering expertise and its ability to advance the technology of manufacturing processes and materials allow it to provide its customers with a comprehensive range of flexible interconnect solutions. Beginning at the design phase, the Company's design engineers work closely with its customers to ensure the produceability of a design. Once a design has been completed, the Company utilizes its innovative materials and processes, including PALFlex, PALCoat, U-Flex, Polyamber, Pemacs and PALCore, to produce a flexible interconnect product that meets its customers' performance needs and cost objectives.

      The Company's objective is to be the supplier of choice for key customers in markets where cost-effective flexible interconnects provide added value to the customers' products. Within its targeted market segments, the Company believes that its ability to develop strategic customer relationships and provide a broad product offering serves as a competitive advantage. These relationships have enabled the Company to work closely with its customers from the design phase through production to ensure that its customers' flexible interconnect requirements are met. In fiscal 1997, the Company's top customers in terms of revenues were Motorola, Texas Instruments, Northern Telecom, Allied-Signal, Delco Electronics and Compaq Computer.

      An important element of the Company's growth strategy has been diversification among its targeted markets. Since 1992, the Company has reduced revenues from military/aerospace applications from approximately
53% to 21% of total revenues, while increasing overall revenues by approximately 92% over the same period. As a result of the Company's growth in recent years, the Company has expanded its manufacturing operations to better accommodate its customers' geographic and cost requirements. In 1995, the Company established Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"), a joint venture in China designed to serve the Asian market with flexible circuits as well as to produce certain products more cost-effectively for North American customers. The Company is planning to expand its manufacturing facilities and acquire equipment to increase capacity and accommodate new technology at all of its manufacturing locations during fiscal 1998.

Industry Overview

      Over the past two decades electronic systems have become smaller, lighter and more reliable, while demands for performance at lower costs have increased dramatically. Although rigid printed circuits are a conventional form of electronic packaging, their two-dimensional form limits the options available to the design engineer. As the demand for more portable electronic packaging has increased, so too has the demand for flexible, three-dimensional circuits. In addition to the improved packaging and performance characteristics, flexible circuits offer superior thermal dissipation characteristics compared to rigid circuits, making flexible circuits attractive for use in advanced, high-speed electronics.

      Flexible interconnects are used in most segments of the electronics industry. The primary market segments that place high value on superior, cost-effective flexible interconnect solutions include:

      Automotive. Automobile manufacturers increasingly use electronics to enhance vehicle performance and functionality, while at the same time reducing electronic component size, weight and manufacturing and assembly costs. Flexible circuits and laminated cables can provide cost-effective interconnect solutions for such applications as dashboard instrumentation, automotive entertainment systems, electronic engine control units, steering wheel controls, power distribution, sensors and anti-lock brakes. Providers of flexible interconnects typically work closely with the companies that supply these electronic systems to the vehicle manufacturers. Because automotive production cycles generally last three to five years and designs are unlikely to change during that period, a flexible interconnect that is designed into an automobile model or platform provides a relatively predictable source of demand over an extended time period.

      Telecommunications. The telecommunications market has two distinct segments: infrastructure equipment and subscriber equipment. Infrastructure equipment consists of support electronics for the distribution of voice and data transmission. The growth of data transfer via the Internet has dramatically increased demand for this type of equipment. Infrastructure equipment employs sophisticated electronics which usually require the use of complex flexible interconnects. Subscriber equipment consists of cellular devices including battery assemblies. Tight packaging and the need to reduce weight have driven the demand for flexible interconnects in this segment. Laminated cables and single- and double-sided flexible circuits are generally used in subscriber equipment.

      Computer. The IPC has reported that the computer market represents approximately 37% of the worldwide consumption of flexible interconnects. Demand for flexible circuits and laminated cable in this market is driven by short product life cycles as consumers demand increasingly powerful, less expensive, smaller, faster and lighter equipment. Disk drives represent the largest application for flexible circuits in this market. Other applications include notebook displays, mass storage devices and interconnects for peripheral equipment such as scanners, printers and docking stations.

      Military/Aerospace. Military/aerospace electronics were at one time the primary applications for flexible circuitry. Because of product complexity and space restrictions, aerospace requirements often demand multilayer rigid-flexible circuits. Typical applications are navigation systems, flight controls, displays, communications equipment and munitions. Although overall spending in this segment has decreased, the Company estimates procurement of flexible interconnects will continue to experience modest growth. The Company believes that the trend toward "smart" military systems will continue to drive demand for flexible interconnects in this segment.

      Industrial. The industrial market, which the Company defines to include medical electronics, encompasses many applications. Virtually any electronic device in which tight packaging, light weight or high reliability is a priority is a candidate for flexible interconnects. Typical applications include electronic scales, industrial controls, metering devices, scanners, sensors and medical monitoring equipment.

The Parlex Solution

      Parlex combines creative engineering design capabilities with innovative manufacturing processes to provide its customers with a complete and cost-effective flexible interconnect solution. The solution begins in the design phase, where Parlex engineers typically work closely with customers to develop a technically superior flexible interconnect design. Although the Company's customers generally provide the initial engineering guidelines for a particular interconnect, the Company's design engineers are often called upon to work in tandem with a customer's design team to develop a solution. An important part of the Parlex solution is ensuring the produceability of a design at an early stage-before time and money are spent on manufacturing.

      Once the design is completed, the Company applies its experience with innovative materials and manufacturing processes to produce a flexible interconnect solution that meets the customer's needs and cost objectives. The Company has developed materials and processes that provide its customers improved performance at a lower cost. Over the past several years the Company has gained substantial experience in introducing programs for high-volume products, and it believes this expertise is a key factor in its ability to provide its customers with cost-effective flexible interconnect solutions.

      The Company believes manufacturers with the capability to supply a broad range of products with a diverse mix of performance characteristics and with a global presence will capture additional market share in the flexible interconnect industry. The Company is one of a limited number of independent manufacturers that offers a range of flexible interconnect solutions from design concept through high-volume production. By offering its broad range of products and services, the Company can provide design and manufacturing solutions for its customers while reducing its customers' time-to-market and product development costs.

Strategy

      The Company's objective is to be the flexible interconnect supplier of choice for key customers in its target markets. The Company's strategy to achieve this objective includes the following key elements:

      * Develop Innovative Processes and Materials. The Company believes that its ability to develop innovative materials and processes enhances the opportunity for growth within its targeted markets. The Company intends to continue to focus its development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable the Company to produce cost -effective flexible interconnects, at reduced cycle time, that are reliable and improve its customers' product performance. The Company's PALFlex, PALCoat, Polyamber, U-Flex and PALCore technologies are examples of materials and manufacturing processes that have resulted from the Company's focus on innovation.

      * Develop Strategic Relationships with Target Customers. The Company seeks to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with its customers, the Company works with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. The Company believes that these relationships are most effective where the Company is providing a significant portion of a customer's flexible interconnect requirements. Through these strategic relationships, the Company achieves greater visibility into the customer's entire range of flexible interconnect requirements.

      * Diversify Customer Base across Specified Markets. The Company seeks to serve a variety of markets to help mitigate the effects of economic cycles in any one industry. The Company's business units are aligned to specific market segments in order to better understand and service customers within particular industries. In addition, the Company believes its diversification among the major segments provides greater insight into emerging technological requirements. For example, the Company has applied its knowledge of shielding requirements in the computer industry to gain a competitive advantage in the telecommunications market.

      * Offer the Broadest Range of Products in the Flexible Interconnect Industry. The Company intends to continue to provide a broad product offering that allows it to service virtually all of its customers' flexible interconnect requirements. Parlex is not aware of any other company in the flexible interconnect industry that offers a broader range of products. The Company's product line includes flexible and rigid-flexible circuits from one to 24 layers, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The Company uses a variety of materials in its products, including adhesiveless and adhesive-based polyimide as well as polyester.

      * Expand Global Presence. The Company believes that flexible interconnect customers will increasingly require service on a global basis. To address these requirements, the Company has continued to expand its global presence in emerging markets and throughout the world. For example, the Company established a joint venture company in China as a base for its operations in that region and to serve the emerging market in China. The Company has also developed, and plans to continue to develop, strategic relationships and alliances that it believes are necessary for the success of its international business. The Company is also exploring the formation of a joint venture to produce laminated cables in Asia where it believes the market for this product is substantially greater than in North America.

Current Products

      The Company's current products include flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The products are produced to customers' application-specific requirements and are designed by the Company, the customer or jointly. Lead times for the design and manufacture of the Company's products generally range from one week for some products to three months for more sophisticated products.

      Flexible Circuits

      Flexible circuits, which consist of conductive copper patterns that are laminated to flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, photo imaging, etching, copper plating and finishing. Flexible circuits can be produced in single or multiple layers. The Company produces a wide range of flexible circuits including:

      * Single-Sided Flexible Circuits have a conductive pattern only on one side and are commonly used for cellular phones, batteries for portable electronics and dashboard displays. Parlex has converted many double-sided flexible circuits to single-sided by incorporating its HSI+ (high speed interconnect) screening technology that incorporates superior shielding qualities and eliminates a separate shield layer. The Company manufactures single-sided circuitry in both the United States and at Parlex Shanghai, where substantially all of the production to date has been single-sided.

      * Double-Sided Flexible Circuits have conductive patterns on both sides which are interconnected by a drilled and copper-plated hole. The Company's double-sided circuits are used primarily in the automotive market. Other applications include high definition displays, instrumentation products and digital data converters.

      * Multilayer and Rigid-Flexible Circuits consist of layers of circuitry that are stacked and laminated. These circuits are used where the complexity of the electronic design demands multiple layers of flexible circuitry. If some of the layers are rigid board material, the product becomes a rigid-flexible circuit. Multilayer and rigid-flexible circuits are common in military applications for flight computers, multipurpose displays and flight control systems. In commercial applications, these products are used on high speed telephone distribution equipment, computer networking electronics and patient monitoring devices. The Company has manufactured these circuits with up to 40 layers in prototype programs and 24 layers in production.

      Laminated Cables

      The Company manufactures laminated cables in an efficient roll process proprietary to Parlex. Substantially all of the laminated cable that the Company produces uses flat wire. Approximately 70% of the laminated cable that the Company produces is insulated with polyester material allowing for maximum flexibility while the remainder is insulated with polyimide material for its enhanced performance at elevated temperatures. The Company's laminated cables are capable of handling both power (high current) and signal (low current) levels.

      Improving the process by which laminated cable is manufactured can increase functionality and lower the cost of production. To this end, the Company has developed U-Flex, a technique that forms conductors into a u-shape, followed by an injection molding process which provides the function of a connector. This technique improves electrical performance and eliminates the need for a separate costly connector. The Company has also developed Pemacs shielding, which adds a specially designed silver ink to laminated cable to meet stringent electronic shielding requirements without compromising flexibility. The Company's Autoline cable process incorporates pushpins into the laminated cable to provide for automatic alignment to a printed circuit board for subsequent soldering.

      Flexible/Cable Hybrid Circuits

      In many cases, although a laminated cable is capable of carrying the necessary signals, etched circuitry is required for termination. For these applications the Company manufactures flexible/cable hybrid circuits, which take advantage of the lower cost of laminated cables and the technology of flexible circuits by combining them into a single interconnect. Flexible/cable hybrid circuits are currently used in switching stations, postage metering devices and electronic scales. On some products, Parlex adds its HSI+ process to the flexible/cable hybrid circuit to provide signal clarity and shielding to the cable and the flexible circuit.

      Flexible Interconnect Assemblies

      Both flexible circuits and laminated cables can be converted into an electronic assembly by adding electronic components. This process can be as simple as adding a connector or as complex as assembling and soldering many components such as capacitors, resistors and integrated circuits. In some cases, the Company subcontracts with electronic manufacturing service companies for component placement and attachment.

      The following table describes applications in which the Company's products are used:

      Product                                 Applications
      -------                                 ------------

      Flexible Circuits
        Single-Sided                          Batteries for Cell Phones
                                              VCRs
                                              Computer Networks

        Double-Sided                          Engine Controls
                                              Laptop Computers
                                              Cellular Phones

        Multilayer and Rigid-Flexible         Computer Networks
                                              Telecom Switching Stations
                                              Aircraft Displays
                                              Portable Medical Monitors

        Laminated Cables
          Standard                            Postage Meters
          U-Flex                              Automotive Sound Systems
          ZIF                                 Laptop Computers
          Pemacs                              Industrial Controls
          Autoline                            Automotive Sound Systems

        Flexible/Cable Hybrid Circuits        Printers
                                              Electronic Scales
                                              Switching Stations

        Flexible Interconnect Assemblies      Aircraft Identification Systems
                                              Sensors
                                              Scanning Devices
                                              Batteries for Portable Products
                                              Disk Drives
                                              Night Vision Systems

New Product Development

      An important part of the Company's strategy is development of new materials, processes and products. During the past three fiscal years, the Company has invested an aggregate of $7.3 million in research and development. The Company believes that its commitment to innovation is evidenced by the fact that it has developed new materials for use in its products even though it is not considered a materials supplier. The Company has developed the following new products:

      PALFlex. The Company has developed an adhesiveless polyimide-based material, PALFlex (Parlex Adhesiveless Laminate for Flex). PALFlex is both a material and a manufacturing process that the Company believes is an enabling technology that provides superior performance at a lower cost than with traditional copper-clad materials. PALFlex provides additional cost benefits by allowing the Company to combine certain material manufacturing steps with circuit manufacturing, eliminating several major process steps including conventional drilling, plasma etching, copper deposition and copper plating. PALFlex has been developed for high volume automotive applications but could potentially be used across a number of product lines. Because PALFlex is produced in roll form and the copper thickness can be controlled to tight tolerances, the Company believes that PALFlex may serve as the foundation for the Company's development of products to serve the emerging fine line, micro-via market. The Company shipped its first product incorporating the current version of PALFlex in September 1997.

      PALCoat. Working closely with Coates ASI, a materials manufacturer, and Teledyne HALCO, an equipment manufacturer, the Company developed PALCoat, a new material for coating the outside of the circuit. PALCoat has been designed to provide the electrical and physical characteristics required for a new generation of products but at a substantially lower cost than what is commercially available. PALCoat is in production validation testing with two of the Company's automotive customers, and the Company currently expects to begin production in November 1997.

      Polyamber. Parlex has worked closely with a materials manufacturer to develop an alternative dielectric to polyimide and polyester. The Company recognized that polyimide is too expensive to compete with alternative materials when the performance of polyimide is not required, and that less expensive polyester has limited soldering capability and is unsuitable in extreme cold. The Company's solution was to develop Polyamber, a polyethylene napthalate, made to look like polyimide, as a lower cost alternative to polyimide but with better thermal characteristics than polyester. The Company believes that Polyamber may be a cost-effective solution in applications such as cellular battery products and industrial controllers. The first product incorporating Polyamber was shipped in September 1997.

      PALCore. The Company developed PALCore as a low-cost multilayer flexible material to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits. The Company has licensed PALCore to Allied-Signal and Polyclad Laminates for thin core rigid board applications, which are products that the Company does not produce. Parlex receives a royalty in connection with sales by the licensees. The Company first shipped product in low volumes using PALCore in fiscal 1996.

Joint Venture and Strategic Relationships

      Parlex Shanghai Joint Venture. In 1995 the Company established a joint venture company in China, Parlex Shanghai, to manufacture and sell flexible circuits. The participants in Parlex Shanghai are the Company (50.1% equity), the Shanghai 20th Radio Factory, a Chinese printed circuit board company (40.0% equity), and Mascon, Inc., a Massachusetts-based international marketing and manufacturing company (9.9% equity). The Company established Parlex Shanghai to better serve customers and potential customers that have manufacturing facilities in Asia and to more cost effectively manufacture certain products for worldwide distribution.

      Parlex Shanghai commenced operations in September 1995 and serves customers both in North America and Asia. Parlex Shanghai's largest China-based customer is a General Motors Chinese joint venture and its largest United States-based customer is Thomas & Betts. In addition to serving customers in Asia, Parlex Shanghai provides the Company with a competitive production capability for lower technology products to serve the Company's customers in other parts of the world.

      Samsung Agreement. In September 1994, the Company entered into a five-year manufacturing and sales agreement with Samsung Electro-Mechanics Co., Ltd. of Korea ("Samsung") whereby Samsung was granted the exclusive right to manufacture flexible multilayer and rigid-flexible products in Korea using the Company's PALCore technology. Under the terms of the agreement, Samsung may only sell PALCore products to the Company, customers designated by the Company or to pre-existing Samsung customers approved by the Company.

      Pucka Agreements. In 1996 the Company granted Pucka Industrial Co., Ltd. of Taiwan ("Pucka") a five-year exclusive, area specific license to design, manufacture and sell flexible circuits using the Parlex HSI+ shielding process in Taiwan and, with the prior approval of the Company, other territories. During the term of the agreement and for a period of three years thereafter, Pucka may not sell, manufacture or distribute any flexible circuit technology product which competes with the Company's products using the Company's HSI+ shielding processes. Under a separate agreement, the Company appointed Pucka as its sole and exclusive distributor and independent sales representative for laminated cable in Taiwan and, with prior approval of the Company, other territories.

Customers

      The Company's customers are a diverse group of original equipment manufacturers that serve a variety of industries. A list of representative customers appears below:

      Automotive               Computer              Industrial
      ----------               --------              -------
      Delco                    AMP                   Foxboro
      Delphi                   Compaq                Hewlett Packard
      Motorola                 EMC                   Pitney Bowes
      Siemens                  Thomas & Betts        Texas Instruments

      Military/Aerospace      Telecommunications
      ------------------      ------------------
      Allied-Signal           Motorola
      Lockheed                Northern Telecom
      Raytheon
      Textron

      In fiscal 1997, the Company sold products to approximately 700 customers, counting divisions within certain major companies as separate customers. In fiscal 1995, 1996 and 1997, sales to several divisions of Motorola comprised approximately 12%, 29% and 20%, respectively, of the Company's total revenues. The Company's top 20 customers accounted for approximately 61%, 66% and 69% of total revenues in fiscal 1995, 1996 and 1997, respectively.

Sales and Customer Service

      The Company has organized its sales and customer service into business units that are tied to the following specific industry segments: automotive, military/aerospace, telecommunications, computer and industrial. The Company believes that this organizational structure allows its business unit managers to increase their focus on a specific industry and develop targeted customers within those industries. Business unit managers are assigned customer service representatives to support their customers' day-to-day requirements. The business unit managers draw upon the expertise of the Company's engineering staff as an integral part of the sales process. In the United States, business unit managers coordinate the efforts of a network of 19 independent manufacturers' representative organizations. In fiscal 1997, manufacturers' representative organizations accounted for approximately 60% of total revenues.

      The sales process involves extensive work with the customer's design engineers and the Company's design and engineering staff. The business unit manager then works closely with the Company's applications engineers to prepare a feasibility study to assess the cost of producing the interconnect solution to the customer's specifications. The process can often involve multiple design and manufacturing iterations to assure that the product can be produced to specifications at the lowest possible cost.

      The business unit manager leads the Company's effort to become the preferred supplier with target customers. The manager's ability to understand the quality, cost, delivery, technology and service objectives of target customers is critical to the Company's goal of achieving the highest level of customer satisfaction. In order to develop strategic relationships with target customers, the Company has participated in joint training, engineering seminars, manufacturing intern programs and as members of customers' problem solving teams. The Company often has access to a customer's materials resource planning schedule, which allows the Company to better forecast the customer's near- and mid-term requirements.

       The Company has direct sales and customer support offices in Austin, Texas and San Diego, California. The Company uses these offices to provide applications engineering, logistical support and coordination of activities between the customer and the Company. The Company has entered into agreements with distribution companies in Singapore and in France to provide forward stocking and inventory coordination for regional customers. These relationships obviate the requirement to establish a local presence, while providing the customer with service comparable to that of a local provider.

      Under the terms of the Chinese joint venture agreement, Parlex Shanghai has agreed that it will sell its products outside China only through the Company and Mascon. In turn, the Company has agreed that it will sell flexible circuits in China only through the joint venture.

Manufacturing Processes

      The Company's manufacturing processes are designed to accommodate high throughput, as well as to minimize cost and maximize yield. All of the Company's manufacturing facilities are certified to the international standard ISO 9002. The Company is in the process of having its facilities certified to the automotive standard QS 9002.

      The manufacturing process varies a great deal from product to product. While the production of laminated cable is a "dry" process incorporating virtually no chemical treatment, a multilayer flexible circuit is processed through a dozen or more chemical operations. Although there is no standard process, significant elements of production are highlighted in the following chart:

               "Dry"                       "Wet"               Laminated
          Flexible Circuit           Flexible Circuit            Cable
             Processes                   Processes             Processes
    ----------------------------     -----------------     -----------------

    Drilling                         Copper deposition     Lamination
    Automated optical inspection     Carbon coating        Slitting
    Lamination                       Chemical cleaning     Conductor forming
    Electrical testing               Developing            Injection molding
    Routing                          Etching               Shielding
    Die cutting                      Solder leveling       Laser skiving
    Assembly                         Gold plating          Assembly

      The Company's computer aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The product then follows the appropriate production flow until finally released for shipment by the quality organization.

      The Company believes that its substantial capital investment and its manufacturing expertise in a number of specialized areas have contributed to its position as an industry leader. A substantial amount of the Company's production equipment is unique to its processes and technologies. Examples include cable laminators, roll plating, roll etching, precision cable slitters and automatic punching equipment.

      The Company is planning to add capacity at all of its facilities.
In the Methuen, Massachusetts facility, the Company plans to add an additional 35,000 square feet to its current manufacturing space of 125,000 square feet. In the Salem, New Hampshire facility, the Company's manufacturing space will be expanded by 12,000 square feet to a total of 46,000 square feet. Parlex Shanghai has a leased facility in Shanghai, China of approximately 24,000 square feet and intends to expand or move to a larger facility in order to support growth. The Company also plans to acquire equipment including additional PALFlex roll process lines for automotive and potential fine line micro via applications, and to build related clean rooms, fine line imaging and roll develop-etch-strip and inspection lines. At its laminated cable facility, the Company plans to add two lamination lines as well as additional injection molding and finishing equipment.

Materials and Materials Management

      The Company aggressively attempts to control the cost of purchased materials and the level of inventories. The Company believes it benefits from long-term relationships with its suppliers. The Company's goal is to attain a competitive price from suppliers and foster a shared vision towards advancing technology.

      The Company purchases raw circuit materials, process chemicals and various components from multiple outside sources. The Company often makes long-term purchasing commitments with key suppliers for specific customer programs. These suppliers commit to provide cooperative engineering as required and in some cases to maintain a local inventory in order to provide shorter lead times and reduced inventory levels for the Company. In many cases the Company's customers approve, and often specify, sources of supply. The Company relies on key suppliers for certain raw materials.

                      Top Five Suppliers in Fiscal 1997

                      Supplier            Items Supplied
                      --------            --------------

                      Dupont              Flexible Laminates
                                          Coverlay Film

                      AMP                 Connectors

                      Sheldahl            Flexible Laminates
                                          Cable Insulation

                      Steel Heddle        Copper Wire

                      JAE                 Connectors

      The Company qualifies its suppliers through a vendor rating system which limits the number of suppliers to those that can provide the Company with the best total value and quality. The Company monitors each supplier's quality, delivery, service and technology to insure that the Company will receive materials that meet its objectives.

Management Information Systems

      The Company presently has a mainframe-based information system that allows for integration of manufacturing, accounting, sales, material management and engineering data. The Company recently entered into a contract with a systems integrator to develop a client/server system that will enhance the timeliness and quality of information concerning the Company's operations. This system is designed to automate the Company's activity-based cost system and provide automatic quoting and quote tracking. The new system, which is scheduled to be fully implemented by July 1998, will enable the Company to make software changes more easily, allowing faster project completion and improved customer satisfaction.

Competition

      The Company's business is highly competitive. The Company competes against other manufacturers of flexible interconnects as well as against manufacturers of rigid printed circuits. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. The Company believes that it competes favorably with respect to these competitive factors, but believes that its competitive strength is in its ability to apply technology to reduce cost. The Company competes against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great. The principal competitors for flexible circuits are Sheldahl (automotive), AdFlex (telecommunications), M-Flex (computer) and Flex Circuits, Inc. (aerospace). For laminated cable, the principal competitors are AMP and Fujikura Ltd. (a Japanese company).

Backlog

      The Company's backlog consists of orders for which a written purchase order has been received. In situations where the order requires an engineering effort, it will be included in backlog even though a delivery schedule will not be finalized until this phase is completed. On some major multi-year contracts, such as with Motorola, the customer's forecast for a 13-week period is added to backlog at the end of each quarter. The Company's standard purchase orders are cancelable, but require the payment of certain costs upon cancellation. A certain portion of the Company's backlog may be subject to cancellation without significant penalty. The Company's backlog as of June 30, 1996 and June 30, 1997 was constant at approximately $23 million despite a 17% increase in revenues, reflecting the Company's shorter manufacturing cycle times. Due to the timing of orders, delivery intervals, product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

Intellectual Property

      The Company has acquired patents and it seeks patents on new products and processes where it believes patents would be appropriate to protect the Company's interests. Although the Company believes that patents are an important part of its competitive position, it does not believe that any single patent or group of patents is critical to its success. Due to the rapid technological change in its business, the success of its business depends more on its design creativity and manufacturing expertise than on patents and other intellectual property. The Company owns 17 patents issued in the United States and has applied for corresponding patents with certain relevant foreign patent offices. Federal trademark registrations have been obtained for PALFlex, PALCore and U-Flex and the Company has applied for registration of PALCoat. The Company also relies on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance the Company's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

      Under the terms of the Chinese joint venture agreement, the Company transferred certain technology to Parlex Shanghai and has agreed to provide it with additional technology and expertise as the joint venture's capabilities and markets develop. Certain technology, including PALFlex, is excluded from the arrangement.

Environmental Regulations

      Flexible circuit manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains water effluent treatment systems and uses approved laboratory testing procedures to monitor the effectiveness of those systems at its Methuen, Massachusetts facility. The Company operates those treatment systems under effluent discharge permits issued by a number of governmental authorities. Air emissions resulting from the Company's manufacturing processes are regulated by permits issued to the Company by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment at its facility is currently in compliance with the requirements of environmental laws in all material respects and that its air emissions are within the limits established in the relevant permit. However, there can be no assurance that violations will not occur in the future. The Company is also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of the Company's operations over time, and the costs of complying with such laws could be substantial. Compliance with state and federal laws did not have a material impact on the Company's capital expenditures, earnings or competitive position in fiscal 1997, nor is it expected to have a material impact in fiscal 1998.

Employees

      As of September 13, 1997, the Company employed 573 people in the United States including 482 in production, 71 in marketing, sales, engineering, and customer support and 20 in administration. Of the 573 employees, 474 were direct employees of Parlex and 99 worked for interim staffing agencies. Parlex Shanghai employs approximately 80 people. The United States employees of Parlex are not represented by a collective bargaining unit and the Company believes its relations with its workforce are good.

Item 2. Properties.
-------------------

      The Company's executive offices and its product and process development and primary flexible circuit manufacturing facilities are located in a single 125,000 square feet facility in Methuen, Massachusetts which the Company owns subject to no encumbrances. The facility currently operates three shifts, six days a week. The Company plans to add approximately 35,000 square feet to this facility. See "Item 1-Business-Manufacturing Processes."

      The Company's laminated cable operations are housed in a single 34,000 square feet facility in Salem, New Hampshire, leased through 2007. The Company intends to expand the facility to approximately 46,000 square feet during fiscal 1998. The Salem, New Hampshire facility is approximately nine miles from the Methuen facility.

      Parlex Shanghai has a leased facility in Shanghai, China of approximately 24,000 square feet. The Company is currently considering a larger facility in order to support growth.

      The Company is investigating the establishment of a small finishing facility in Mexico and a laminated cable facility in Taiwan. No commitments have been made with respect to these facilities.

Item 3. Legal Proceedings.
--------------------------

      The Company has no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      This item is inapplicable.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

(a) Price Range of Common Stock

      The Company's Common Stock is listed on the Nasdaq National Market, under the symbol "PRLX". The following table sets forth the reported high and low sale prices for the Common Stock for the periods indicated. The information reflects the Company's declaration of a three-for-two split of its Common Stock effected as a 50% stock dividend on April 21, 1997.

                                                  High      Low
                                                 ------    ------
Fiscal 1996
First Quarter                                    $ 9.00    $ 6.17
Second Quarter                                     7.50      4.83
Third Quarter                                      6.67      5.00
Fourth Quarter                                    10.17      5.50

Fiscal 1997
First Quarter                                       9.67     5.33
Second Quarter                                      7.83     5.83
Third Quarter                                      16.33     6.67
Fourth Quarter                                     15.25    10.00

(b) Approximate Number of Holders of Common Stock

      As of September 24, 1997, there were approximately 87 holders of record of the Common Stock.

(c) Dividends

      The Company has never declared or paid cash dividends on its Common
Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors. In addition, the Company's revolving line of credit limits the amount available for cash dividends (as of June 30, 1997, $4.3 million was available for cash dividends).

Item 6. Selected Consolidated Financial Data.
---------------------------------------------


                                                               Year Ended June 30,
                                                 -----------------------------------------------
                                                  1993      1994      1995      1996      1997
                                                 -------   -------   -------   -------   -------
                                                      (in thousands, except per share data)
Statement of Income Data:
Total revenues                                   $31,392   $34,926   $40,251   $47,257   $55,087
Cost of products sold                             26,636    29,150    32,946    40,308    44,137
                                                 -----------------------------------------------

Gross profit                                       4,756     5,776     7,305     6,949    10,950
Selling, general and administrative expenses       4,432     4,637     4,998     5,518     7,288
                                                 -----------------------------------------------

Operating income                                     324     1,139     2,307     1,431     3,662
Income from operations before income taxes           252     1,007     2,240     1,170     3,381
Net income                                           302     1,007     1,486       770     2,120

Net income per share (1)                         $  0.09   $  0.29   $  0.41   $  0.21   $  0.57
                                                 ===============================================
Weighted average number of common and
 common equivalent shares outstanding (1)          3,466     3,466     3,651     3,675     3,716

<F1>   Information reflects the Company's declaration of a three-for-two split of Common Stock effected as a 50% stock dividend on April 21, 1997.

                                                                   June 30,
                                                 -----------------------------------------------
                                                  1993      1994      1995      1996      1997
                                                 -------   -------   -------   -------   -------
                                                                (in thousands)
Balance Sheet Data:
Working capital                                  $ 5,257   $ 6,704   $ 8,466   $ 9,148   $ 9,592
Total assets                                      18,906    20,845    24,517    29,662    32,234
Short-term debt, including current portion of
 long-term debt                                      875       200       200       501     1,000
Long-term debt, less current portion                 500       950     2,300     3,650     2,500
Stockholders' equity                              11,848    12,880    14,667    15,455    17,788

Item 7. Management's Discussion and Analysis of
-----------------------------------------------
        Financial Condition and Results of Operations.
        ----------------------------------------------

Overview

      The Company is a leading supplier of flexible interconnects principally for sale to the automotive, military/aerospace, computer, telecommunications and industrial markets. Prior to 1990, substantially all of the Company's sales were for military/aerospace applications. Beginning in 1990, the Company developed a business strategy of pursuing broader commercial applications for its products. The execution of this strategy has resulted in a reduction of revenues from the military/aerospace sector as a percentage of the Company's total revenues from 53% in fiscal 1992 to 21% in fiscal 1997, while increasing overall revenues approximately 92%.

      The Company believes that its development of innovative materials and processes provides it with a competitive advantage in the markets in which it competes. During the past three years, the Company has invested over $7.3 million (or approximately 5% of total revenues) in research and development to develop materials and enhance its manufacturing processes. The Company includes in cost of products sold its expenditures for the development of materials and processes.

      To better serve customers that have production facilities in Asia and to more cost effectively manufacture certain products for worldwide distribution, the Company formed a Chinese joint venture, Parlex Shanghai, in 1995. Parlex owns 50.1% of the equity interest in Parlex Shanghai. Accordingly, Parlex Shanghai's results of operations, cash flows and financial position are included in the Company's consolidated financial statements.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in the Company's statements of income as a percentage of total revenues. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                          Year Ended June 30,
                                                       --------------------------
                                                        1995      1996      1997
                                                       ------    ------    ------

Total revenues                                         100.0%    100.0%    100.0%
Cost of products sold                                   81.9      85.3      80.1
Gross profit                                            18.1      14.7      19.9
Selling, general and administrative expenses            12.4      11.7      13.2
Operating income                                         5.7       3.0       6.6
Income from operations before income taxes               5.6       2.5       6.1
Net income                                               3.7%      1.6%      3.8%

Results of Operations For the Past Three Fiscal Years

      Total Revenues. Total revenues increased approximately 17% over the previous year in each of fiscal 1996 and fiscal 1997, from $40.3 million to $47.3 million to $55.1 million. Revenues grew in each of the Company's principal product lines-flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The increase in total revenues in each period was primarily attributable to an increase in the volume of units shipped.

      Total revenues included licensing and royalty fees of $495,000, $155,000 and $110,000 in fiscal 1995, 1996 and 1997, respectively.
Although the Company intends to continue its practice of developing materials and processes that it can license to third parties, it does not expect that royalty revenues will represent a significant portion of total revenues in the near term.

      Cost of Products Sold. Cost of products sold in fiscal 1995, 1996 and 1997 was $32.9 million, $40.3 million and $44.1 million, respectively. As a percentage of total revenues, cost of products sold was 81.9%, 85.3% and 80.1% in each of fiscal 1995, 1996 and 1997, respectively. The decrease in the percentage in fiscal 1997 was primarily the result of manufacturing yield improvements, particularly in connection with a major automotive program for Motorola, while general productivity gains and increased absorption of overhead also contributed to the reduction. These improvements were made possible by enhancements to the manufacturing process, the acquisition of additional production equipment and cost savings on materials and supplies.

      In fiscal 1996, the increase in the cost of products sold as a percentage of total revenues was substantially attributable to the introduction of the Motorola program described above. Although the Company made progress in reducing costs throughout fiscal 1996, it was not until March 1996 that the Company overcame most of the technical issues affecting yields and costs in this program.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1995, 1996 and 1997 were $5.0 million, $5.5 million and $7.3 million, respectively. As a percentage of total revenues, selling, general and administrative expenses remained relatively constant during the three-year period, rising slightly in fiscal 1997 to 13.2%. The dollar increase was the result of increased expenses associated with the hiring of additional sales personnel, increased sales commissions on the incremental sales, additional costs associated with incentive compensation and the inclusion of Parlex Shanghai's expenses for twelve months in fiscal 1997 versus seven months in fiscal 1996. The Company believes that it has added sufficient sales resources to accommodate its near-term growth prospects, and management expects that selling, general and administrative expenses will increase at a rate less than the growth in revenues.

      Other Income and Interest Expense. Other income of $88,000 and $91,000 in fiscal 1995 and 1996, respectively, was comprised entirely of items of a miscellaneous nature. The increase in other income in fiscal 1997 to $156,000 was principally the result of a gain on the sale of equipment.

      Interest expense increased from $155,000 in fiscal 1995 to $351,000 in fiscal 1996 and $436,000 in fiscal 1997. Interest expense increased in fiscal 1996 and fiscal 1997, principally as a result of increased borrowings to finance capital expenditures. Interest rates during the period remained relatively constant.

Liquidity and Capital Resources

      In fiscal 1997, the Company generated $3.4 million in cash flow from operations. In addition to net income of $2.1 million, depreciation and amortization of $1.9 million as well as changes in inventories and payables of $1.0 million added to cash flow. Cash flow was reduced, in part, by an increase in accounts receivable of $1.6 million associated with the Company's increased revenues.

      During fiscal 1997, the Company's investing and financing activities included an investment of $2.6 million in property, plant and equipment, repayment of $650,000 under its revolving credit facility and payment at maturity of $100,000 on an industrial revenue bond.

      The Company has a $5 million unsecured revolving line of credit with a bank. Borrowings under the unsecured line bear interest at the bank's corporate base rate (8.5% at September 15, 1997), and the Company pays an annual commitment fee of 0.5% on the average daily unused portion of the bank's commitment. Amounts available for borrowings are reduced by $500,000 due to the Company's guarantee of a loan made to Parlex Shanghai. At September 15, 1997, $3.0 million was outstanding under the line of credit and $1.4 million remained available for borrowing. On January 1, 1998, the unsecured line converts to a term loan with principal and interest payments due monthly over a 36-month period. The agreement establishing the line of credit has restrictive covenants, which include restrictions on payment of cash dividends and requirements or limitations as to tangible net worth, current ratio, working capital, debt service ratio, capital expenditures and the ratio of total liabilities to equity. Under these restrictive covenants, amounts available for dividends or other distributions at June 30, 1997 approximated $4.3 million. The Company also has a $2 million unsecured equipment financing line of credit that expires on October 24, 1997, although amounts outstanding on that date may be converted to a three-year term loan. No amounts were outstanding under the equipment line at September 15, 1997.

      The Company has received a commitment letter from the bank for a $10 million unsecured revolving line of credit to replace the two existing facilities. The Company expects this new credit facility to be in place before the end of the second quarter in fiscal 1998.

      The Company believes that its cash flow from operations, its available line of credit, and other financing alternatives available to it should be sufficient to satisfy its operating and capital needs for the foreseeable future.

      The Company has a deferred compensation obligation of approximately $941,000 as of June 30, 1997 that is owed to the Chairman of its Board of Directors. Under the current arrangement, monthly payments begin in June 1999, or the first month after the termination of his employment, whichever occurs first, and continue for no fewer than 60 months or, at the election of the Chairman prior to his termination of employment, for up to 120 months. Amounts to be paid within one year are not expected to be material.

Recent Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or common stock equivalents.
SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SFAS Nos. 128 and 129 in the second quarter of fiscal 1998 as required by those standards. The implementation of SFAS No. 128 will not have a material effect on previously reported earnings per share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet completed the analysis of which operating systems, if any, it will report on. Both standards will be adopted by the Company during the first quarter of fiscal year 1999.


                       CERTAIN FACTORS THAT MAY AFFECT
                          FUTURE OPERATING RESULTS

      This Report contains certain forward-looking statements that involve risks and uncertainties. When used in this Report, the words "believes," "expects," "anticipates," "intends," "estimates," "should," "will likely" and similar expressions are intended to identify such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those herein. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Fluctuations in Operating Results; Variability of Orders. The Company's operating results have historically been subject to fluctuations, and the Company expects that they will continue to fluctuate due to a variety of factors, including the timing and volume of orders from, and shipments to, customers, the timing of introductions of and market acceptance of new products and general economic trends. Typically, in the flexible interconnect industry, a substantial portion of sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Although the Company monitors its customers' needs, it often has limited knowledge of the magnitude or timing of future orders. As a result, the timing of revenues may be affected by the need to ramp up to or down from volume production in response to fluctuations in customer demand, the introduction of replacement products or the balancing of inventory. A significant decrease in the number, magnitude or timing of orders in any given quarter could have a material adverse effect on the Company's business, financial condition and operating results. Because it is difficult for the Company to readily reduce spending on certain operating expenses, such as fixed manufacturing costs, development costs and ongoing customer service, a reduction in sales could have a material adverse effect on near-term profit margins. Results of operations in any period are therefore not necessarily indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

      Expansion of Manufacturing Capacity. The Company believes its long-term competitive position depends in part on its ability to increase its manufacturing capacity. The Company's business, financial condition and operating results could be materially and adversely affected if the Company is not able to obtain sufficient manufacturing capacity to meet increases in demand for its products. The Company intends in the future to expand its manufacturing capacity. The failure of the Company to complete the expansion on schedule and within budget could have a material adverse effect on its business, financial condition and operating results. In addition, the Company is in the process of implementing new operations control and accounting information systems, which may temporarily impact the Company's operations.

      Market and Customer Concentration. Applications for flexible interconnects include automotive electronics, military/aerospace products, computers and computer peripherals, telecommunications subscriber and infrastructure equipment, as well as circuits and cables for medical and industrial applications. Although the Company markets products for each of these applications in order to avoid a dependency on any one sector, a significant downturn in any of these market sectors could have a material adverse effect on the Company's business, financial condition and operating results. Historically, the Company has sold a substantial portion of its flexible interconnects to a limited number of customers.
In fiscal 1995, 1996 and 1997, sales to Motorola accounted for approximately 12%, 29% and 20%, respectively, of the Company's total revenues and the Company's top 20 customers accounted for approximately 61%, 66% and 69% of the Company's total revenues, respectively. The Company expects that a limited number of customers will continue to account for a high percentage of its total revenues in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer could reduce the Company's cash flow and have a material adverse effect on the Company's business, financial condition and operating results.

      Current and Future Capital Needs. The development and manufacture of flexible interconnects is highly capital intensive. In order to remain competitive, the Company must continue to make significant expenditures for capital equipment, expansion of operations and research and development. The Company expects that substantial capital will be required to expand its manufacturing capacity and fund working capital for anticipated growth. To the extent the Company's financial resources are insufficient to fund these activities, the Company will need to raise additional funds either through borrowings or further equity financings. There can be no assurance that such additional capital will be available on reasonable terms or at all. The inability of the Company to obtain adequate additional financing on reasonable terms when needed would have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, the Company's credit facility contains various financial covenants predicated on the Company's present and future financial condition. In the event the Company is no longer able to meet the covenants contained in the credit facility, it may be required to repay the debt incurred thereunder.

      Foreign Operations. The Company is currently expanding its operations globally. The Company owns a 50.1% equity interest in a joint venture in China. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including imposition of governmental controls, compulsory licensure requirements, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. Although the Company's current products are designed to meet the regulatory standards of certain foreign countries, any inability to meet foreign regulatory approvals on a timely basis could have an adverse effect on the Company's business, financial condition and operating results.

      Competition. The Company's business is highly competitive. The flexible interconnect industry is differentiated by customers, markets and geography, with each niche having its own combination of complex packaging and interconnect requirements. The Company experiences competition worldwide in the flexible interconnect market from a number of foreign and domestic providers as well as from alternative technologies such as rigid printed circuits. Many of the Company's competitors are larger and have greater financial resources than the Company. There can be no assurance that existing or future competitors will not be able to duplicate the Company's strategies or that the Company will continue to be able to compete successfully.

      Limited Sources of Supply. The Company purchases raw materials, process chemicals and various components from multiple outside sources.
In fiscal 1997, the Company's largest supplier of raw materials was Dupont, from which it purchased approximately 44% of its materials and supplies. Any unanticipated disruption in shipments from Dupont would have a material adverse effect on the Company's business, financial condition and operating results. Although there exist alternate suppliers for the raw materials, process chemicals and various components that the Company currently purchases from its suppliers, because of the Company's limited inventory of raw materials and tight manufacturing cycles, any unanticipated interruption of supply could have a short-term material adverse effect on the Company's business, financial condition and operating results.

      Intellectual Property. The Company relies on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect its proprietary rights. There can be no assurance that the Company's efforts to protect its intellectual property will be effective in preventing misappropriation or that others may not independently develop similar technology. In addition, litigation may be necessary to protect the Company's proprietary rights or to defend against claims of infringement. Although no claims have been asserted against the Company for infringement of the proprietary rights of others, there can be no assurance that third parties will not assert such claims in the future. If any infringement claim is asserted, the Company may be required to obtain a license of such rights. There can be no assurance that any such license would be available on reasonable terms, if at all. Litigation with respect to patents and other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and operating results.

      Technological Change. The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the flexible interconnect industry could in the future encounter competition from new technologies that render existing interconnect technology less competitive or obsolete. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. Moreover, there can be no assurance that the materials and processes that the Company is currently developing will result in commercially viable technological processes or that there will be commercial applications for these technologies. To the extent that the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and subsequent implementation of such technologies and equipment are likely to continue to require significant capital investment. The Company's failure to keep pace with technological change could have a material adverse effect on its business, financial condition and operating results.

      Dependence on Key Personnel. The Company is dependent upon a number of its key management personnel. In addition, the future success of the Company depends on its continuing ability to attract and retain highly-qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of service of one or more key individuals, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's business, financial condition and operating results. The Company maintains a key person life insurance policy in the amount of $1.0 million on each of Mr. Herbert W. Pollack and Mr. Peter J. Murphy.

      Environmental Regulations. The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, the Company's products. The Company cannot predict the nature, scope or effect of future legislation or regulatory requirements to which its operations might be subject or the manner in which existing or future laws or regulations will be administered or interpreted, including whether they will be applied in the future to materials, products or activities to which they have not been applied previously. Complying with new or more stringent laws or regulations, or to more vigorous enforcement of the current or future policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on its business, financial condition and operating results. Environmental laws and regulations require the Company to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in its processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require the Company to halt one or more portions of its operations until a violation is cured. Although the Company works to operate in compliance with these environmental laws, there can be no assurance that the Company will succeed in that effort at all times. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on the Company's business, financial condition and operating results.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------


                        INDEPENDENT AUDITORS' REPORT




To the Stockholders and Directors
 of Parlex Corporation:

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its Subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its Subsidiaries at June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

August 5, 1997
Boston, Massachusetts


                     PARLEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1996 AND 1997
------------------------------------------------------------------------------


ASSETS                                                 1996            1997
                                                       ----            ----

CURRENT ASSETS:
  Cash                                             $    386,608    $    596,614
  Accounts receivable--less allowance for
   doubtful accounts of $80,000 in 1996
   and $143,400 in 1997                               7,453,333       9,029,388
  Inventories                                         7,753,424       7,262,477
  Refundable income taxes                                17,794              --
  Deferred income taxes                                 314,743         294,033
  Other current assets                                  699,386         850,956
                                                   ----------------------------
    Total current assets                             16,625,288      18,033,468
                                                   ----------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                  468,864         468,864
  Buildings                                           6,838,391       7,017,478
  Machinery and equipment                            22,321,826      22,823,785
  Leasehold improvements and other                    2,422,084       3,974,058
                                                   ----------------------------
    Total                                            32,051,165      34,284,185
  Less accumulated depreciation and
   amortization                                     (19,396,046)    (20,671,859)
                                                   ----------------------------
    Property, plant and equipment--net               12,655,119      13,612,326
                                                   ----------------------------
OTHER ASSETS                                            381,649         588,098
                                                   ----------------------------
TOTAL                                              $ 29,662,056    $ 32,233,892
                                                   ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                $    100,000    $    500,000
  Bank loan                                             400,668         500,000
  Accounts payable                                    5,179,769       5,047,284
  Accrued liabilities                                 1,797,223       2,150,228
  Income taxes payable                                       --         244,404
                                                   ----------------------------
    Total current liabilities                         7,477,660       8,441,916
                                                   ----------------------------
LONG-TERM DEBT                                        3,650,000       2,500,000
                                                   ----------------------------
OTHER NONCURRENT LIABILITIES                          1,846,260       1,986,924
                                                   ----------------------------
MINORITY INTEREST IN PARLEX SHANGHAI                  1,232,691       1,516,609
                                                   ----------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value--authorized
   1,000,000 shares; none issued
  Common stock, $.10 par value--authorized,
   5,000,000 shares; issued, 2,582,659 and
   3,798,750 shares in 1996 and 1997,
   respectively                                         258,266         379,875
  Additional paid-in capital                          3,243,491       3,334,424
  Retained earnings                                  12,991,313      15,111,769
  Less treasury stock, at cost--210,000 shares
   in 1996 and 1997                                  (1,037,625)     (1,037,625)
                                                   ----------------------------
    Total stockholders' equity                       15,455,445      17,788,443
                                                   ----------------------------
TOTAL                                              $ 29,662,056    $ 32,233,892
                                                   ============================

See notes to consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                          1995           1996           1997
                                                          ----           ----           ----

REVENUES:
  Product sales                                        $39,756,799    $47,102,025    $54,977,143
  License fees and royalty income                          494,500        155,000        109,710
                                                       -----------------------------------------

    Total revenues                                      40,251,299     47,257,025     55,086,853
                                                       -----------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                                 32,946,050     40,307,894     44,136,738
  Selling, general and administrative expenses           4,998,262      5,518,292      7,288,544
                                                       -----------------------------------------

    Total costs and expenses                            37,944,312     45,826,186     51,425,282
                                                       -----------------------------------------

OPERATING INCOME                                         2,306,987      1,430,839      3,661,571

OTHER INCOME, Net                                           88,288         90,588        155,604

INTEREST EXPENSE                                          (154,974)      (351,125)      (436,008)
                                                       -----------------------------------------

INCOME FROM OPERATIONS BEFORE
 INCOME TAXES                                            2,240,301      1,170,302      3,381,167

PROVISION FOR INCOME TAXES                                (754,413)      (386,961)    (1,249,202)
                                                       -----------------------------------------

INCOME BEFORE MINORITY INTEREST                          1,485,888        783,341      2,131,965

MINORITY INTEREST                                               --         12,855         11,509
                                                       -----------------------------------------

NET INCOME                                             $ 1,485,888    $   770,486    $ 2,120,456
                                                       =========================================

NET INCOME PER SHARE                                   $       .41    $       .21    $       .57
                                                       =========================================

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING                                             3,651,052      3,674,730      3,716,080
                                                       =========================================


See notes to consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                         Common Stock       Additional
                                      ------------------      Paid-in      Retained       Treasury
                                      Shares      Amount      Capital      Earnings         Stock
                                      ------      ------      -------      --------       --------

BALANCE, JULY 1, 1994                2,521,859   $252,186   $2,930,620    $10,734,939   $(1,037,625)

  Tax benefit arising from the
   exercise of nonqualified stock
   options                                  --         --       70,220             --            --

  Issuance of stock (pre-split
   basis)                               57,550      5,755      225,476             --            --

  Net income                                --         --           --      1,485,888            --
                                     --------------------------------------------------------------

BALANCE, JUNE 30, 1995               2,579,409    257,941    3,226,316     12,220,827    (1,037,625)

  Issuance of stock (pre-split
   basis)                                3,250        325       17,175             --            --

  Net income                                --         --           --        770,486            --
                                     --------------------------------------------------------------

BALANCE, JUNE 30, 1996               2,582,659    258,266    3,243,491     12,991,313    (1,037,625)

  Stock dividend                     1,186,311    118,631     (118,631)            --            --

  Tax benefit arising from the
   exercise of nonqualified stock
   options                                  --         --      114,309             --            --

  Issuance of stock                     29,780      2,978       95,255             --            --

  Net income                                --         --           --      2,120,456            --
                                     --------------------------------------------------------------

BALANCE, JUNE 30, 1997               3,798,750   $379,875   $3,334,424    $15,111,769   $(1,037,625)
                                     ==============================================================


See notes to consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                                   1995          1996           1997
                                                                   ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 1,485,888    $  770,486    $ 2,120,456
                                                               ----------------------------------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                1,438,974     1,678,150      1,899,325
    (Gain) loss on sale of equipment                                  (500)       13,652       (129,269)
    Deferred income taxes                                           75,006        37,510         86,375
    Deferred compensation                                           64,015        70,341         74,999
    Minority interest                                                   --        12,855         11,509
    Changes in current assets and liabilities:
      Accounts receivable--net                                  (1,009,837)     (681,780)    (1,576,055)
      Inventories                                                 (897,710)   (1,669,348)       490,947
      Refundable income taxes                                     (206,669)      188,875         17,794
      Other current assets                                        (140,501)     (257,520)      (151,570)
      Accounts payable and accrued liabilities                     811,262     1,314,166        220,520
      Income taxes payable                                        (292,721)           --        358,713
                                                               ----------------------------------------
        Total adjustments                                         (158,681)      706,901      1,303,288
                                                               ----------------------------------------
        Net cash provided by operating activities                1,327,207     1,477,387      3,423,744
                                                               ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (2,851,360)   (2,968,713)    (2,619,074)
  Increase in other assets                                         (90,234)     (122,146)      (206,449)
  Proceeds from sale of equipment                                      500        10,198        164,220
                                                               ----------------------------------------
        Net cash used for investing activities                  (2,941,094)   (3,080,661)    (2,661,303)
                                                               ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                               --       400,668         99,332
  Capital contributions to joint venture--minority interest             --       160,322             --
  Borrowings (payments) under revolving credit agreement         1,550,000     1,450,000       (650,000)
  Payments of other long-term debt                                (200,000)     (200,000)      (100,000)
  Exercise of stock options                                        231,231        17,500         98,233
                                                               ----------------------------------------
        Net cash provided by (used for) financing activities     1,581,231     1,828,490       (552,435)
                                                               ----------------------------------------
NET INCREASE (DECREASE) IN CASH                                    (32,656)      225,216        210,006
CASH, BEGINNING OF YEAR                                            194,048       161,392        386,608
                                                               ----------------------------------------
CASH, END OF YEAR                                             $    161,392    $  386,608    $   596,614
                                                              =========================================

SUPPLEMENTARY DISCLOSURE OF NONCASH
 TRANSACTIONS:
  Property and equipment contributed as capital by
   joint venture partner                                      $         --    $1,060,000    $   277,000
                                                              =========================================
  Property, plant and equipment acquired in exchange
   for accounts receivable                                    $         --    $  400,000    $        --
                                                              =========================================

See notes to consolidated financial statements.


                     PARLEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business--Parlex Corporation is a world leader in the design and manufacture of flexible interconnect products. Parlex produces custom flexible circuits and laminated cables utilizing proprietary processes and patented technologies which are designed to satisfy the unique requirements of a wide range of customers. Parlex provides its products and engineering services to a variety of markets including automotive, computer, military-aerospace, telecommunications, industrial control, medical and consumer.

    Basis of Consolidation--The consolidated financial statements include the accounts of Parlex Corporation (the "Company"), its wholly owned subsidiaries and its 50.1% investment in Parlex (Shanghai) Circuit Co., Ltd. (see Note 2) whose fiscal year end is March 31. This entity is consolidated on a three-month time lag. Intercompany transactions have been eliminated.

    Foreign Currency Translation--The functional currency of the foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Translation adjustments were not material at June 30, 1996 and 1997 and were included in minority interest.

    Inventories--Inventories of raw materials are stated at the lower of first-in, first-out cost or market. Work in process represents costs accumulated under a job-cost accounting system less the estimated cost of shipments to date, in the aggregate not in excess of net realizable value. At June 30, inventories consisted of:

                                      1996          1997
                                      ----          ----

      Raw materials                $2,419,744    $2,706,302
      Work in process               5,333,680     4,556,175
                                   ------------------------

      Total                        $7,753,424    $7,262,477
                                   ========================

    Property, Plant and Equipment--Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings--40 years; machinery and equipment-- 5-15 years; and leasehold improvements over the terms of the leases.

    Revenue Recognition--Product sales are recognized upon shipment. License fees and royalty income are recognized when earned and as related costs are incurred.

    Research and Development--Research and development costs are expensed as incurred and amounted to $2,215,000, $2,380,000 and $2,717,000 for the years ended June 30, 1995, 1996 and 1997, respectively. These amounts are reflected in the Company's cost of products sold.

    Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.

    Net Income Per Share--Net income per share has been computed based on the weighted average number of common shares and common share equivalents outstanding during the year.

    Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims, and deferred income taxes. Actual results could differ from those estimates.

    Fair Value of Financial Instruments--SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value.

    Long-Lived Assets--During 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement had no effect on the consolidated financial position and results of operations of the Company.

    Stock-Based Compensation--During 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The Company continues to account for stock-based compensation in accordance with APB Opinion No. 25, using the intrinsic value method. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in
    Note 7.

    New Accounting Pronouncements--In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company will adopt both SFAS Nos. 128 and 129 in the second quarter of fiscal 1998. The implementation of these standards is not expected to have a material effect on its consolidated financial position and results of operations.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal 1999 and are not expected to have a material effect on its consolidated financial position and results of operations.

2.  JOINT VENTURE

    In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995.

3.  ACCRUED LIABILITIES

    Accrued liabilities at June 30 consisted of:

                                         1996          1997
                                         ----          ----

      Payroll and related expenses    $1,279,112    $1,421,872
      Accrued health insurance           222,170       256,916
      Other                              295,941       471,440
                                      ------------------------

      Total                           $1,797,223    $2,150,228
                                      ========================

4.  INDEBTEDNESS

    The Company's China joint venture has a short-term bank loan bearing interest at 1.25% over Singapore Interbank Offer Rate ("SIBOR"). This is guaranteed by the Company.

    Long-term debt at June 30 consisted of:

                                                1996          1997
                                                ----          ----

      Revolving Credit Agreement             $3,650,000    $3,000,000
      Industrial Revenue Development Bond       100,000            --
                                             ------------------------

      Total long-term debt                    3,750,000     3,000,000

      Less current portion                      100,000       500,000
                                             ------------------------

      Long-term debt - net                   $3,650,000    $2,500,000
                                             ========================

    During 1997, the Company repaid its Industrial Revenue Development Bond which it had with a bank. The bond carried a varying interest rate which annually approximated 65% of prime.

    On December 18, 1995, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $5,000,000 through December 31, 1997. On January 1, 1998, the Agreement converts to a term loan with principal and interest payments due monthly over a thirty-six-month period to December 31, 2000. Accordingly, the outstanding balance at June 30, 1997 is presented as long-term except for the current portion of $500,000 payable during fiscal 1998. Borrowings under the Agreement are at the bank's corporate base rate (8.50% at June 30, 1997), and carry an annual commitment fee of 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 1997, the unused commitment amounted to $1,500,000.

    In October 1996, the Company received an additional unsecured line of credit of $2,000,000 to be used exclusively for the purchase of capital equipment. Advances made pursuant to the line will be due and payable in full on October 24, 1997 unless the Company elects to convert the principal balance of the line into a term loan payable in 36 monthly installments commencing November 1, 1997. The line bears interest at prime. As of June 30, 1997, the unused commitment amounts to $2,000,000.

    The Agreement has restrictive covenants, which include restrictions on payment of cash dividends and requirements as to tangible net worth, current ratio, working capital, debt service ratio, capital expenditures limitation and the ratio of total liabilities to equity. Under the most restrictive covenants, amounts available for dividends or other distributions at June 30, 1997 approximated $4,303,000.

    Interest paid during the years ended June 30, 1995, 1996 and 1997 was approximately $97,000, $251,000 and $394,000, respectively.

5.  Other Noncurrent Liabilities

    Other noncurrent liabilities at June 30 consisted of:

                                           1996          1997
                                           ----          ----

      Deferred income taxes (Note 6)    $  980,124    $1,045,789
      Deferred compensation                866,136       941,135
                                        ------------------------

                                        $1,846,260    $1,986,924
                                        ========================

    The timing of deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material.

6.  INCOME TAXES

    The provision for income taxes consisted of:

                      1995          1996          1997
                      ----          ----          ----

      Current:
        State      $ (78,567)    $ (57,943)    $  (157,115)
        Federal     (600,840)     (291,508)     (1,005,712)
      Deferred       (75,006)      (37,510)        (86,375)
                   ---------------------------------------

      Total        $(754,413)    $(386,961)    $(1,249,202)
                   =======================================

    A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                        1995    1996    1997
                                                        ----    ----    ----

      Statutory federal income tax rate                 34 %    34 %    34 %
      State income taxes, net of federal tax benefit     4       3       3
      Foreign Sales Corporation                         --      (1)     (1)
      Tax credits                                       (4)     --      (1)
      Other                                             --      (3)      2
                                                        ------------------

      Effective income tax rate                         34 %    33 %    37 %
                                                        ==================

    Deferred income tax assets and liabilities at June 30 are attributable to the following:

                                                                1996          1997
                                                                ----          ----

      Deferred tax liabilities:
        Depreciation                                         $1,326,252    $1,421,917
        Prepaid expenses                                             --        29,807
                                                             ------------------------

                                                              1,326,252     1,451,724
                                                             ------------------------

      Deferred tax assets:
        Inventories                                              36,281        44,084
        Allowance for doubtful accounts                          31,991        46,760
        Accruals                                                114,584       126,398
        Self-insurance                                           87,920       101,831
        Deferred compensation                                   346,128       376,128
        State net operating loss and credit carryforwards        43,967         4,767
                                                             ------------------------

                                                                660,871       699,968
                                                             ------------------------

      Net deferred tax liability                             $  665,381    $  751,756
                                                             ========================

    Income tax payments of approximately $1,162,000, $445,000 and $751,500 were made in 1995, 1996 and 1997, respectively.

7.  STOCKHOLDERS' EQUITY

    On February 25, 1997, the Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Distribution of the dividend was made on April 21, 1997 to shareholders of record at the close of business on March 18, 1997. Per share amounts for all years have been restated to reflect the stock split. The following information with respect to the Company's option plans has also been restated to reflect the stock split.

    The Company has incentive and nonqualified stock option plans covering officers, key employees and directors who are not otherwise employees. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Nonqualified stock options are granted at fair market value or at a price determined by the Board of Directors, depending on the plan. In certain cases, the Company may, at the option of the Board of Directors, reimburse the employees for the tax cost associated with their options.

    Effective August 20, 1996 the Company established the 1996 Outside Directors' Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the automatic grant of 1,500 options annually to each member of the Board of Directors that is not an employee of the Company. Discretionary grants of up to 2,250 options annually per director may also be made at the discretion of the Board of Directors. All grants are made at the market value of the stock on the date of the grant and there are 150,000 shares available for grant under the 1996 Plan, of which 7,500 were granted during the year.

    At June 30, 1997, there were 388,128 shares reserved for future grants for all of the above-mentioned plans.

    The following is a summary of activity for all of the Company's stock option plans:

                                                Weighted
                                                 Average
                                     Shares     Exercise
                                      Under     Price Per      Shares
                                     Option       Share      Exercisable
                                     ------     ---------    -----------

      July 1, 1994                   357,639      $3.43        109,949
                                                               =======

        Granted                       38,250       8.26
        Surrendered                  (18,750)      2.68
        Exercised                    (86,325)      2.89
                                     ------------------

      June 30, 1995                  290,814       4.32         94,872
                                                               =======

        Granted                       39,750       5.84
        Surrendered                   (9,375)      3.59
        Exercised                     (4,875)      2.77
                                     ------------------

      June 30, 1996                  316,314       4.56        148,778
                                                               =======

        Granted                       10,500       6.67
        Surrendered                   (6,000)      3.30
        Exercised                    (29,780)      4.70
                                     ------------------

      June 30, 1997                  291,034      $4.77        191,085
                                     =================================

    The following table sets forth information regarding options outstanding at June 30, 1997:

                            Options Outstanding              Options Exercisable
                  ---------------------------------------    -------------------
                                   Weighted
                                   Average       Weighted               Weighted
                                  Remaining      Average                Average
      Exercise      Number       Contractual     Exercise               Exercise
       Prices     Outstanding    Life (Years)     Price      Number      Price
      --------    -----------    ------------    --------    ------     --------

       $ 2.17         1,500          0.1          $ 2.17       1,500     $ 2.17
         2.67        62,721          1.3            2.67      62,721       2.67
         4.00        15,000          1.6            4.00      11,250       4.00
         4.17        53,375          1.9            4.17      36,681       4.17
         4.59        75,000          1.9            4.59      56,250       4.59
         5.67        22,500          7.2            5.67       9,750       5.67
         5.84        35,438          3.7            5.84       6,933       5.84
         6.67        10,500          7.7            6.67          --       6.67
        12.35        15,000          7.6           12.35       6,000      12.35
                    -----------------------------------------------------------

                    291,034          2.9          $ 4.77     191,085     $ 4.17
                    ===========================================================

    As described in Note 1, the Company uses the intrinsic value method in accordance with APB No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and net income per share for the years ended June 30, 1997 and 1996 would have been $2,029,904 or $.55 per share in 1997, and $752,847 or $0.21 per share in 1996.

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions in 1997 and 1996: an expected life of 2.5 years, expected volatility of 143%, a dividend yield of 0%, and a risk-free interest rate of 6.2%. The weighted average fair value of options granted in 1997 and 1996 was $5.71 and $4.43, respectively.

    The option pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applies to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

8.  SEGMENT AND MAJOR CUSTOMER

    The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies.

    Sales to several divisions of one customer represented 12%, 29% and 20% of total revenues, in 1995, 1996 and 1997, respectively.

9.  RENTAL COMMITMENTS

    The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 1995, 1996 and 1997 approximated $153,000, $153,000 and $285,000, respectively.
    Future payments under noncancelable operating leases are:

                   1998                      $344,000
                   1999                       344,000
                   2000                       297,000
                   2001                       213,000
                   2002                       192,000

10. BENEFIT PLANS

    The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amounts. No contributions were made to the plan for the years ended June 30, 1995, 1996 and 1997.

    During fiscal 1995, the Company adopted a 401(k) Savings Plan (the "Plan") covering all employees of the Company that have six consecutive months of service and have attained the age of twenty-one. Matching employer contributions can be made to the Plan at the discretion of the Board of Directors. No matching contributions were made to the Plan for the years ended June 30, 1995, 1996 and 1997.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data are as follows (in thousands except per share amounts):

                               First     Second      Third     Fourth
                               -----     ------      -----     ------
      1997 Quarters

      Revenues                $12,807    $14,068    $13,225    $14,987
      Gross profit              1,895      2,595      2,985      3,475
      Net income                  188        558        643        731
      Net income per share        .05        .15        .17        .19

      1996 Quarters

      Revenues                $11,611    $11,685    $11,703    $12,258
      Gross profit              1,316      1,539      1,820      2,274
      Net income                   24         91        196        460
      Net income per share        .01        .02        .05        .12

    All per share amounts have been restated to give effect to the three-for-two stock dividend (see Note 7).


Item 9. Changes in and Disagreements with Accountants on Accounting
-------------------------------------------------------------------
        and Financial Disclosure.
        -------------------------

      This item is inapplicable.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1997.

Item 11. Executive Compensation.
--------------------------------

      The information required by this Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board", in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1997.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

      This Item is not applicable.


                                   Part IV

Item 14.  Exhibits, Financial      (a)         Documents filed as a part
          Statement Schedules,                 of this Form 10-K.
          And Reports on           1.          Financial Statements.
          Form 8-K.                            ---------------------
                                               The Financial Statements
                                               listed in the accompanying
                                               table of contents to
                                               Consolidated Financial
                                               Statements are filed as a
                                               part of this Form 10-K.
                                   2.          Financial Statement Schedules.
                                               ------------------------------
                                               Schedules are omitted because
                                               of the absence of conditions
                                               under which they are required
                                               or because the required
                                               information is included in
                                               the Consolidated Financial
                                               Statements or notes thereto.
                                   3.          Exhibits.
                                               ---------
                                               The exhibits listed below are
                                               either filed herewith or, if
                                               not filed, are incorporated by
                                               reference from the filings
                                               noted in parentheses.
                                   (3)(A)      Restated Articles of
                                               Organization, as amended;
                                               (dated August 2, 1983),
                                               (filed as exhibits 3-A and 3-B
                                               to the Company's Registration
                                               Statement on Form S-1, file
                                               No. 2-85588, and incorporated
                                               herein by reference).
                                   (3)(B)      Articles of Amendment to
                                               Restated Articles of
                                               Organization, dated December
                                               1, 1987; (filed as Exhibit 10-Q
                                               to Form 10-K for the fiscal
                                               year ended June 30, 1988).
                                   (3)(C)      By-laws; (filed as exhibit 3-C
                                               to the Company's Registration
                                               Statement on Form S-1, file No.
                                               2-85588, and incorporated
                                               herein by reference).
                                   (10)(A)     1985 Employees' Nonqualified
                                               Stock Option Plan, dated
                                               December 2, 1985*; (filed as
                                               exhibit 10-L to Form 10-K for
                                               the fiscal year ended June 30,
                                               1986).
                                   (10)(B)     Employment Agreement between
                                               Parlex Corporation and Herbert
                                               W. Pollack, dated May 1, 1986*;
                                               (filed as exhibit 10-M to Form
                                               10-K for the fiscal year ended
                                               June 30, 1986).
                                   (10)(C)     1989 Outside Directors' Stock
                                               Option Plan*; (filed as
                                               exhibit 10-Z to Form 10-K for
                                               the fiscal year ended June
                                               30, 1991).
                                   (10)(D)     1989 Employees' Stock Option
                                               Plan*; (filed as exhibit 10-AA
                                               to Form 10-K for the fiscal
                                               year ended June 30, 1991).
                                   (10)(E)     Joint Venture Contract,
                                               Articles of Association, and
                                               Agreement of Technology
                                               License and Technical Service
                                               dated May 29, 1995; (filed as
                                               Exhibit 10-AH to Form 10-K for
                                               the fiscal year ended June 30,
                                               1995).  Confidential
                                               treatment has been granted
                                               for portions of this exhibit.
                                   (10)(F)     Manufacturing and Sales
                                               Agreement between Samsung
                                               Electro-Mechanics Co., Ltd. and
                                               Parlex Corporation dated
                                               September 29, 1994; (filed as
                                               Exhibit 10-AK to Form 10-K for
                                               the fiscal year ended June 30,
                                               1995). Confidential treatment
                                               has been granted for portions
                                               of this exhibit.
                                   (10)(G)     Employment Agreement between
                                               Parlex Corporation and Peter
                                               J. Murphy dated June 26,
                                               1996*; (filed as Exhibit 10-AM
                                               to Form 10-K for the fiscal
                                               year ended June 30, 1996).
                                   (10)(H)     License Agreement between
                                               Parlex Corporation and
                                               Polyclad Laminates, Inc.,
                                               effective June 1, 1996; (filed
                                               as Exhibit 10-AN to Form 10-K
                                               for the fiscal year ended June
                                               30, 1996).  Confidential
                                               treatment has been granted for
                                               portions of this exhibit.
                                   (10)(I)     Agreement between Parlex
                                               Corporation and Allied Signal
                                               Laminate Systems, Inc.,
                                               effective May 5, 1995; (filed
                                               as Exhibit 10-AO to Form 10-K
                                               for the fiscal year ended June
                                               30, 1996).  Confidential
                                               treatment has been granted for
                                               portions of this exhibit.
                                   (10)(J)     License Agreement between
                                               Parlex Corporation and Pucka
                                               Industrial Co., Ltd.,
                                               effective July 1, 1996; (filed
                                               as Exhibit 10-AP to Form 10-K
                                               for the fiscal year ended June
                                               30, 1996).  Confidential
                                               treatment has been granted for
                                               portions of this exhibit.
                                   (10)(K)     Commercial Loan Agreement dated
                                               December 18, 1995; (filed as
                                               Exhibit 10-AQ to Form 10-K for
                                               the fiscal year ended June 30,
                                               1996).
                                   (10)(L)     Agreement of Lease between PVP
                                               - Salem Associates, L.P. and
                                               Parlex Corporation dated August
                                               12, 1997; Filed herewith.
                                   (10)(M)     Employment Agreement between
                                               Parlex Corporation and
                                               Herbert W. Pollack dated July
                                               1, 1997*; Filed herewith.
                                   (10)(N)     Patent Assignment Agreement
                                               between Parlex Corporation
                                               and Polyonics, Inc. dated
                                               June 16, 1997; Filed herewith.
                                   (10)(O)     1996 Outside Directors' Stock
                                               Option Plan;* Filed herewith.
                                   (21)        Subsidiaries of the
                                               Registrant; Filed herewith.
                                   (23)        Independent Auditors'
                                               Consent; Filed herewith.
                                   (24)        Power of Attorney; Filed
                                               herewith.
                                   (27)        Financial Data Schedule; Filed
                                               herewith.

--------------------
*     Indicates management contract or compensatory plan or arrangement.

(B) Reports on Form 8-K.
    --------------------
The Company filed no reports
on Form 8-K with the Commission
during the quarter ended
June 30, 1997.


                                 Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parlex Corporation

/s/ Herbert W. Pollack
_____________________________________________________________
Herbert W. Pollack, Chairman

Date:  September 29, 1997
      _______________________________________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven M. Millstein
_____________________________________________________________
Steven M. Millstein, Principal Accounting
and Financial Officer

Date:  September 29, 1997
      -------------------------------------------------------

*/s/  Sheldon A. Buckler
-------------------------------------------------------------
Sheldon A. Buckler, Director

*/s/  Richard W. Hale
-------------------------------------------------------------
Richard W. Hale, Director

*/s/  M. Joel Kosheff
-------------------------------------------------------------
M. Joel Kosheff, Director

*/s/  Peter J. Murphy
-------------------------------------------------------------
Peter J. Murphy, Director and Chief Executive Officer

*/s/  Lester Pollack
-------------------------------------------------------------
Lester Pollack, Director

*/s/  Benjamin M. Rabinovici
-------------------------------------------------------------
Benjamin M. Rabinovici, Director

 /s/ Steven M. Millstein
-------------------------------------------------------------
* by Steven M. Millstein, Attorney-in-Fact

Date:  September 29, 1997
      -------------------------------------------------------

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1997, has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.