Form 10-Q
period 1997-09-28
PARLEX CORP
filed 1997-11-13
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  For the quarterly period ended September 28, 1997

                                      OR

_TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

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

                                978-685-4341
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X       NO
                   -------       -------

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 31, 1997, was 4,594,059 shares.



                             PARLEX CORPORATION
                             ------------------


                                    INDEX
                                    -----



Part I - Financial Statements:
  Consolidated Balance Sheets - September 28, 1997 and June 30, 1997    3

  Consolidated Statements of Income - For the Three Months
  Ended September 28, 1997 and September 29, 1996                       4

  Consolidated Statements of Cash Flows - For the Three Months
  Ended September 28, 1997 and September 29, 1996                       5

Notes to Unaudited Consolidated Financial Statements                    6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               8

Part II - Other Information                                            10

Signatures                                                             11

Exhibit                                                                13

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    September 28, 1997 and June 30, 1997
                                 (Unaudited)


                                       September 28, 1997    June 30, 1997
                                       -----------------------------------

                                   ASSETS
Current assets:
  Cash and cash equivalents                $    99,843         $  596,614
  Accounts receivable - net                 10,203,223          9,029,388
  Inventories:
    Raw material                             2,970,825          2,706,302
    Work in process                          4,875,073          4,556,175
  Deferred income taxes                        294,033            294,033
  Other current assets                         649,102            850,956
                                           ------------------------------
    Total current assets                    19,092,099         18,033,468
                                           ------------------------------
Property, plant and equipment:
  Land                                         468,864            468,864
  Buildings                                  7,017,478          7,017,478
  Machinery and equipment                   23,409,452         22,823,785
  Leasehold improvements and other           3,541,602          3,974,058
                                           ------------------------------
    Total                                   34,437,396         34,284,185
  Less accumulated depreciation and
   amortization                            (20,447,974)       (20,671,859)
                                          -------------------------------
    Property, plant and equipment - net     13,989,422         13,612,326
                                           ------------------------------
Other assets                                   583,862            588,098
                                           ------------------------------
    Total                                  $33,665,383        $32,233,892
                                           ==============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $   500,000        $   500,000
  Bank loan                                    599,435            500,000
  Accounts payable                           5,548,300          5,047,284
  Accrued liabilities                        1,965,678          2,150,228
  Income taxes payable                         365,551            244,404
                                           ------------------------------
    Total current liabilities                8,978,964          8,441,916
                                           ------------------------------
Long-term debt                               2,550,000          2,500,000
                                           ------------------------------
Other non-current liabilities                2,007,065          1,986,924
                                           ------------------------------

Minority interest in Parlex (Shanghai)       1,611,669          1,521,363
                                           ------------------------------

Stockholders' equity
  Preferred stock                                  -0-                -0-
  Common stock                                 380,331            379,875
  Additional paid-in capital                 3,338,267          3,334,424
  Retained earnings                         15,840,049         15,111,769
  Less treasury stock at cost               (1,037,625)        (1,037,625)
  Cumulative translation adjustments            (3,337)            (4,754)
                                            -----------------------------
    Total Stockholders' equity              18,517,685         17,783,689
                                           ------------------------------
    Total                                  $33,665,383        $32,233,892
                                           ==============================


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
    For the Three Months Ended September 28, 1997 and September 29, 1996
                                 (Unaudited)


                                              September 28, 1997   September 29, 1996
                                              ---------------------------------------

Product sales                                     $13,672,226          $12,773,471
License fees and royalties                             44,825               33,658
                                                  --------------------------------
Total Revenues                                     13,717,051           12,807,129
                                                  --------------------------------
Costs and Expenses:

  Cost of products sold                            10,538,912           10,912,043

  Selling, general and administrative expenses      1,879,422            1,587,315
                                                  --------------------------------

  Operating costs and expenses                     12,418,334           12,499,358
                                                  --------------------------------

Operating income                                    1,298,717              307,771

Other income - (Note 2)                                90,789              112,395

Interest expense                                      (93,972)            (104,930)
                                                  --------------------------------

Income before income taxes                          1,295,534              315,236

Provision for income taxes                           (476,950)            (120,000)
                                                  --------------------------------

Net income before minority interest                   818,584              195,236

Minority interest (Note 3)                            (90,305)              (6,824)
                                                  --------------------------------

Net income                                        $   728,279          $   188,412
                                                  ================================

Net income per common share                       $       .19          $       .05
                                                  ================================

Weighted average number of common and
  common stock equivalent shares outstanding(a)     3,802,747            3,682,101
                                                  ================================

--------------------
<Fa>  Prior year shares outstanding restated to reflect 3:2 stock split distributed in April 1997


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Three Months Ended September 28, 1997 and September 29, 1996
                                 (Unaudited)


                                                     September 28, 1997    September 29, 1996
                                                     ----------------------------------------
Cash Flows Provided by Operating Activities:

Net income                                               $  728,279           $  188,412
                                                         -------------------------------

Adjustments to reconcile net income to net
 cash provided by (used for) operating activities:
  Depreciation and amortization                             571,792              500,877
  Gain on sale of equipment                                 (67,572)                (100)
  Deferred compensation                                      20,141               17,987
  Minority interest                                          90,305                6,824
  Increase (decrease) in cash from:
    Accounts receivable - net                            (1,173,835)          (1,076,751)
    Refundable income taxes                                     -0-               17,794
    Inventories                                            (583,421)               1,828
    Other current assets                                    201,854             (143,625)
    Accounts payable                                        501,016              255,623
    Accrued liabilities                                    (184,549)            (110,202)
    Income taxes payable                                    121,147              189,784
                                                         -------------------------------
Total adjustments                                          (503,122)            (339,961)
                                                         -------------------------------

Net cash provided (used) by operating activities            225,157             (151,549)

Investment Activities:
Additions to property, plant and equipment                 (958,116)            (513,588)
(Increase) decrease in other assets                           4,236              (47,272)
Proceeds from the sale of equipment                          76,800                  100
                                                         -------------------------------
Net cash used for investment activities                    (877,080)            (560,760)
                                                         -------------------------------

Financing Activities:
Loan payable - Joint Venture                                 99,435               99,458
Increase in long-term debt                                   50,000              325,000
Exercise of stock options                                     4,299                  -0-
                                                         -------------------------------
Net cash from financing activities                          153,734              424,458
                                                         -------------------------------

Effect of translation rate changes on cash                    1,418                  -0-
                                                         -------------------------------

Net Decrease in Cash and Cash Equivalents                  (496,771)            (287,851)

Cash and Cash Equivalents at Beginning of Period            596,614              386,608
                                                         -------------------------------

Cash and Cash Equivalents at End of Period               $   99,843           $   98,757
                                                         ===============================


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.   Management Statement
     --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 28, 1997 and the results of operations and cash flows for the three months ended September 28, 1997, and September 29, 1996. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1997, and this filing should be read in conjunction with that annual report.

2.   Other Income
     ------------

      Other income, both in the current and preceding year, was primarily attributable to gains on the sales of equipment.

3.   Joint Venture
     -------------

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995. The Company reports the financial results of this venture on a three month time lag.

4.   Net Income Per Share
     --------------------

      Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding.

5.   Recent Accounting Pronouncements
     --------------------------------

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

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the manner in which public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal year 1999.


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations
---------------------

      Total revenues in the first quarter of the current fiscal year were $13,717,051, an increase of 7% over the revenues of $12,807,129 reported in the comparable quarter last year. Revenues were generated primarily from product sales, while some was derived from licensing and royalty fees. Revenues grew in each of the Company's principal product lines - flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The increase in total revenues was primarily attributable to an increase in the volume of units shipped.

      The cost of products sold was $10,538,912 or 77% of revenue versus $10,912,043 this year or 85% of revenue last year. The decrease in the percentage this quarter was primarily the result of manufacturing yield improvements, while general productivity gains and increased absorption of overhead also contributed to the reduction. These improvements were made possible by enhancements to the manufacturing process, the acquisition of additional production equipment and cost savings on materials and supplies.

      Selling, general, and administrative expenses as a percentage of revenue were 14% in the current quarter versus 12% in the comparable quarter last year. The increase was associated principally with additional selling expenses due to increased sales efforts.

      Other income of $90,789 this quarter and $112,395 for the comparable quarter last year was primarily associated with the gain on the sale of equipment.

      Interest expense was $93,972 this quarter as compared to $104,930 last year. The slight reduction was due to a lower level of average borrowings. Interest expense should decrease significantly as a result of the Company's additional stock offering in the latter part of October 1997 (see Liquidity and Capital Resources).

      Income before income taxes increased 310% to $1,295,534 in the first quarter this year as compared to $315,236 last year. This improvement was due to the factors described above.

      The Company's effective tax rate was 37% for the current quarter versus 38% last year.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $728,279 this quarter and $188,412 in the first quarter last year.

Recent Accounting Pronouncements
--------------------------------

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the Company's second quarter of fiscal 1998. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The adoption of SFAS 128 will not have a material effect upon reported earnings per share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal year 1999.

Liquidity and Capital Resources
-------------------------------

      In October 1997, the Company completed a stock offering of 1,150,000 shares of its common stock, of which 1,000,000 shares were issued by the Company and 150,000 were sold by selling shareholders. The shares were priced at $22.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds exceeded $20,000,000.

      Since the offering, the Company has paid off its revolver loan balance of $3,200,000 ($3,050,000 at June 30, 1997) and plans to spend approximately $12,000,000 over the next two years to expand its manufacturing facilities and purchase capital equipment that will increase its manufacturing capacity and accommodate various new technology processes. The remaining portion of the proceeds will be used for general corporate purposes.

      Additionally, the Company has received a commitment from the bank for a $10,000,000 unsecured revolving line of credit to replace its existing $5,000,000 revolving credit facility.

      The monies that are expected to be generated from operating activities, together with the proceeds from the offering and the amount available under its revolving credit facility, should be sufficient to meet the Company's foreseeable needs.

      The Company has a deferred compensation obligation that is owed to an employee. Under the current arrangement, monthly payments begin in June 1999, or the first month after the termination of employment, whichever occurs first, and continues for no fewer than 60 months or, at the election of the employee prior to his termination of employment, for up to 120 months. Amounts to be paid within one year are not expected to be material.

"Safe Harbor" Statement Under the Private Securities Litigation
---------------------------------------------------------------
 Reform Act of 1995
-------------------

      This Report contains certain forward-looking statements that involve risks and uncertainities. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition and technological change.


                         PART II - OTHER INFORMATION
                         ---------------------------


Items 1-5   THESE ITEMS ARE INAPPLICABLE

Item 6      Exhibits and Reports on Form 8-K
            --------------------------------

            (a)     Exhibits - See Exhibit Index

            (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARLEX CORPORATION
                                       ------------------


                                       ---------------------------
                                       Peter J. Murphy
                                       President



                                       /s/ Steven M. Millstein
                                       ---------------------------
                                       Steven M. Millstein
                                       Vice President of Finance
                                       (Principal Accounting
                                        and Financial Officer)


				       November 12, 1997
                                       ---------------------------
                                       Date


                                EXHIBIT INDEX


Exhibit                        Description
-------                        -----------

  11. Statement regarding computation of per share earnings; filed herewith.