Form 10-Q
period 1997-12-28
PARLEX CORP
filed 1998-02-11
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 1997

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

                        YES  [X]             NO  [ ]

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 1998, was 4,627,717 shares.

                             PARLEX CORPORATION

                                    INDEX

Part I - Financial Statements:

  Consolidated Balance Sheets - December 28, 1997 and June 30, 1997      3

  Consolidated Statements of Income - For the Three Months
   and Six Months Ended December 28, 1997 and December 29, 1996          4

  Consolidated Statements of Cash Flows - For the Six Months
   Ended December 28, 1997 and December 29, 1996                         5

Notes to Unaudited Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               8

Part II - Other Information                                             11

Index                                                                   12

Signatures                                                              13

Exhibit                                                                 14

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     December 28, 1997 and June 30, 1997
                                 (Unaudited)

                                               December 28,       June 30,
                                                  1997              1997
                                               ------------     -----------

                                   ASSETS
Current assets:
  Cash and cash equivalents                    $14,611,944      $   596,614
  Accounts receivable - net                     10,138,354        9,029,388
  Inventories:
    Raw material                                 3,004,529        2,706,302
    Work in process                              4,911,041        4,556,175
  Deferred income taxes                            294,033          294,033
  Other current assets                           1,427,282          850,956
                                               ----------------------------
      Total current assets                      34,387,183       18,033,468
                                               ----------------------------
Property, plant and equipment:
  Land                                             468,864          468,864
  Buildings                                      7,017,478        7,017,478
  Machinery and equipment                       24,020,344       22,823,785
  Leasehold improvements, construction
   in progress and other                         5,069,722        3,974,058
                                               ----------------------------
      Total                                     36,576,408       34,284,185
  Less accumulated depreciation and
   amortization                                (20,948,684)     (20,671,859)
                                               ----------------------------
      Property, plant and equipment - net       15,627,724       13,612,326
                                               ----------------------------
Other assets                                       550,066          588,098
                                               ----------------------------
      Total                                    $50,564,973      $32,233,892
                                               ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      -      $   500,000
  Bank loan                                    $   701,743          500,000
  Accounts payable                               4,412,683        5,047,284
  Accrued liabilities                            1,574,346        2,150,228
  Income taxes payable                             (46,149)         244,404
                                               ----------------------------
      Total current liabilities                  6,642,623        8,441,916
                                               ----------------------------

Long-term debt                                     300,000        2,500,000
                                               ----------------------------

Other non-current liabilities                    2,348,087        1,986,924
                                               ----------------------------

Minority interest in Parlex (Shanghai)           1,758,530        1,521,363
                                               ----------------------------

Stockholders' equity
  Preferred stock                                      -0-              -0-
  Common stock                                     480,444          379,875
  Additional paid-in capital                    23,636,676        3,334,424
  Retained earnings                             16,426,988       15,111,769
  Less treasury stock at cost                   (1,037,625)      (1,037,625)
  Cumulative translation adjustments                 9,250           (4,754)
                                               ----------------------------
      Total Stockholders' equity                39,515,733       17,783,689
                                               ----------------------------
      Total                                    $50,564,973      $32,233,892
                                               ============================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months and Six Months Ended December 28, 1997
                            and December 29, 1996
                                 (Unaudited)

                                           Three Months Ended                Six Months Ended
                                    ------------------------------    ------------------------------
                                    Dec. 28, 1997    Dec. 29, 1996    Dec. 28, 1997    Dec. 29, 1996
                                    -------------    -------------    -------------    -------------

Product sales                        $14,130,813      $14,031,241      $27,803,039      $26,804,712
License fees and royalties                52,771           37,099           97,596           70,575
                                     --------------------------------------------------------------
Total Revenues                        14,183,584       14,068,340       27,900,635       26,875,469
                                     --------------------------------------------------------------

Costs and Expenses:
  Cost of products sold               11,315,973       11,472,916       21,854,885       22,384,959

  Selling, general and
   administrative expenses             1,932,421        1,737,174        3,811,843        3,324,489
                                     --------------------------------------------------------------

  Operating costs and expenses        13,248,394       13,210,090       25,666,728       25,709,448
                                     --------------------------------------------------------------

Operating income                         935,190          858,250        2,233,907        1,166,021

Other income - (Note 2)                  140,276           10,713          231,065          123,108

Interest expense                         (64,265)        (115,603)        (158,237)        (220,533)
                                     --------------------------------------------------------------

Income before income taxes             1,011,201          753,360        2,306,735        1,068,596

Provision for income taxes              (277,400)        (286,900)        (754,350)        (406,900)
                                     --------------------------------------------------------------

Net income before minority
 interest                                733,801          466,460        1,552,385          661,696

Minority interest (Note 3)              (146,862)          91,405         (237,167)          84,581
                                     --------------------------------------------------------------

Net income (Notes 4, 5)              $   586,939      $   557,865      $ 1,315,218      $   746,277
                                     ==============================================================

Basic EPS                                   $.14             $.16             $.33             $.21
Diluted EPS                                 $.13             $.15             $.32             $.20
                                     ==============================================================

Weighted average shares - Basic        4,330,431        3,558,285        3,960,892        3,558,168
                                     ==============================================================
Weighted average shares - Diluted      4,537,906        3,669,556        4,170,327        3,675,830
                                     ==============================================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Six Months Ended December 28, 1997 and December 29, 1996
                                 (Unaudited)

                                               December 28, 1997     December 29, 1996
                                               -----------------     -----------------

Cash Flows Provided by Operating Activities:
Net income                                        $ 1,315,218           $   746,277
                                                  ---------------------------------

Adjustments to reconcile net income to net
 cash provided by (used for)operating
 activities:
  Depreciation and amortization                     1,160,993             1,001,954
  Refundable income taxes                                   -                17,794
  Deferred compensation                                40,713                36,348
  Gain on sale of equipment                           (67,572)                 (250)
  Minority interest                                   237,167               (85,681)
  Increase (decrease) in cash from:
     Accounts receivable - net                     (1,108,966)           (1,962,363)
     Inventories                                     (653,093)              809,616
     Other current assets                            (576,326)             (118,277)
     Accounts payable                                (634,601)             (481,850)
     Accrued liabilities                             (575,881)              156,772
     Income taxes payable                            (290,553)              331,934
                                                  ---------------------------------
Total adjustments                                  (2,468,119)             (294,003)
                                                  ---------------------------------

Net cash provided (used) by operating activities   (1,152,901)              452,274
                                                  ---------------------------------

Investment Activities:
Additions to property, plant and equipment         (2,865,170)           (1,039,600)
(Increase) decrease in other assets                    38,032               (67,648)
Proceeds from the sale of equipment                    76,800                   250
                                                  ---------------------------------
Net cash used for investment activities            (2,750,338)           (1,106,998)
                                                  ---------------------------------

Financing Activities:
Borrowings (repayments) under revolving credit
 agreement                                         (2,200,000)              375,000
Loan payable - Joint Venture                         (298,257)               99,332
Decrease in long-term debt                                  -              (100,000)
Exercise of stock options and stock offering       20,402,821                 1,781
                                                  ---------------------------------
Net cash from financing activities                 17,904,564               376,113
                                                  ---------------------------------


Effect of exchange rate changes on cash                14,005                     -
                                                  ---------------------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                       14,015,330              (287,611)

Cash and Cash Equivalents at Beginning of
 Period                                               596,614               386,608
                                                  ---------------------------------

Cash and Cash Equivalents at End of Period        $14,611,944           $   107,997
                                                  =================================

Supplementary Disclosure of Non Cash
 Transactions:
  Equipment acquired via capital lease                320,450
                                                  ===========

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.  Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 28, 1997 and the results of operations and cash flows for the three months and six months ended December 28, 1997, and December 29, 1996. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of these interim financial statements as described in the Company's annual filing on Form 10-K for the year ended June 30, 1997, and this filing should be read in conjunction with that annual report.

2.  Other Income

      In the current quarter this year, other income was comprised principally of interest income, and to a lesser extent, items of a miscellaneous nature, while last year other income contained no interest income. For the first six months, both this year and last, other income also included the gain on the sale of equipment.

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

4.  Recent Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Company adopted this standard in the quarter ended December 28, 1997, and restated earnings per share information to conform with the new pronouncement's requirements.

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

5.  Common Stock

      In October 1997, the Company completed a stock offering of 1,150,000 shares of its common stock, of which 1,000,000 shares were issued by the Company and 150,000 were sold by selling shareholders. After deducting underwriting discounts and commissions and offering expenses, the net proceeds to the Company approximated $20,000,000.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Overview

      The Company made an announcement during the quarter that there was an issue with the quality of some incoming raw materials associated with the Flexible Circuit Product line. This situation resulted in reduced levels of shipments, as well as increases in the cost of products sold as a percentage of sales. Most of the effects of this problem were resolved in the month of December 1997.

      In October 1997, the Company completed a secondary offering of its common stock, resulting in proceeds approximating $20,000,000 after expenses.

Operations

      Total revenues in the second quarter of the current fiscal year were $14,183,584, a slight increase from the $14,068,340 reported in the corresponding period a year ago. Revenues were generated primarily from product sales, while the remainder was derived from licensing and royalty fees.

      For the first six months, revenues were $27,900,635, or 4% higher than the $26,875,469 reported last year.

      The cost of products sold as a percentage of revenue was 80%, a reduction from the 82% reported in the second quarter last year. An improvement in operational efficiency was the primary factor contributing to the reduction. A further improvement would otherwise have been realized had it not been for the quality issue associated with incoming raw materials mentioned previously.

      For the first six months, the cost of sales percentage was 78% versus 83% for the same period a year ago.

      Selling, general, and administrative expenses as a percentage of revenue was 14% in the current quarter and first six months this year versus 12% for the same periods last year. The significant growth being experienced by Parlex (Shanghai), the Chinese joint venture and the additional selling expenses being incurred by the Company's domestic operations in anticipation of accommodating its future growth were the primary factors contributing to the increase.

      Other income this year was $140,276 as compared to $10,713 in the second quarter last year. This year, the principal portion of "other income" related to interest income, with the remainder comprised of items of a miscellaneous nature. Last year, "other income" was comprised only of items of a miscellaneous nature. For the first six months, both this year and last, other income also included the gain on the sale of equipment.

      Interest expense was $64,265 this quarter as compared to $115,603 last year. For the first six months, interest expense was $158,237 versus $220,533 last year. Some of the proceeds from the secondary offering (refer to "Liquidity and Capital Resources") were used to reduce the Company's long-term debt of $3,200,000, which resulted in a reduction of interest expense.

      The above factors resulted in income before income taxes of $1,011,201 and $2,306,735 for the second quarter and first six months, respectively. This compares to $753,360 in the second quarter and $1,068,596 for the first six months last year.

      The Company's effective tax rate was approximately 27% in the second quarter this year, and 33% for the first six months. The latter rate is the effective tax rate anticipated for the year. The reduction in rate relates primarily to the earnings generated from the Chinese joint venture. No provision has been made for the earnings generated thus far since they are being permanently reinvested in the Chinese venture and no taxes will become due.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $586,939 and $1,315,218 for the current quarter and first six months, respectively. This compares to $557,865 and $746,277 for the respective time periods last year.


Recent Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company adopted this standard in the quarter ended December 28, 1997, and restated all previously reported earnings per share information to conform with the new pronouncement's requirements.

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

Liquidity and Capital Resources

      In October 1997, the Company completed a stock offering of 1,150,000 shares of its common stock, of which 1,000,000 shares were issued by the Company and 150,000 were sold by selling shareholders. The shares were priced at $22.00 per share. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company approximated $20,000,000.

      Since the offering, the Company has paid off its revolver loan balance and plans to spend approximately $12,000,000 over the next two years to expand its manufacturing facilities and purchase capital equipment that will increase its manufacturing capacity and accommodate various new technological processes. The remaining portion of the proceeds will be used for general corporate purposes.

      Additionally, the Company has a $10,000,000 unsecured revolving line of credit to replace the $5,000,000 revolving credit facility that previously existed.

      The Company believes that its cash flow from operations, together with the proceeds from the offering and the amount available under its revolving credit facility, should be sufficient to meet the Company's foreseeable needs.

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

                         PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

      (a) The Registrant's Annual Meeting of Stockholders was held on December 2, 1997.

      (b) At the Annual Meeting, stockholders elected the following Class III directors whose terms expire in 2000:

                                                            Withheld
                                   For                      Authority
                                   ---                      ---------

Herbert W. Pollack                3,375,099                 3,295
Sheldon A. Buckler                3,373,599                 4,795

      The following other directors' respective terms of office continued in effect after the meeting:

                        Continuing Class I Directors
                       Continuing in Office until 1998
                       -------------------------------

                               Richard W. Hale
                               Lester Pollack
                           Benjamin M. Rabinovici

                        Continuing Class II Directors
                       Continuing in Office until 1999
                       -------------------------------

                               M. Joel Kosheff
                               Peter J. Murphy

      (c)  No other votes were submitted to the security holders.

Item 6  Exhibits and Reports on Form 8-K.

      (a)  Exhibits; see Exhibit Index

      (b) No reports on Form 8-K were filed during the quarter ended December 28, 1997.

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


                                       PARLEX CORPORATION


                                       /s/ Peter J. Murphy
                                           Peter J. Murphy
                                           President


                                       /s/ Steven M. Millstein
                                           Steven M. Millstein
                                           Vice President of Finance
                                           (Principal Accounting and
                                           Financial Officer)


                                       February 9, 1998
                                       Date

                                Exhibit Index


Exhibit       Description of Exhibit                                Page

3-D           Articles of Amendment dated October 21, 1997            14