Form 10-Q
period 1998-03-29
PARLEX CORP
filed 1998-05-13
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1998

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

                        YES   [X]             NO   [ ]

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 23, 1998, was 4,638,399 shares.

                             PARLEX CORPORATION


                                    INDEX


Part I - Financial Statements:

  Consolidated Balance Sheets - March 29, 1998 and June 30, 1997      3

  Consolidated Statements of Income - For the Three Months
   and Nine Months Ended March 29, 1998 and March 30, 1997            4

  Consolidated Statements of Cash Flows - For the Nine Months
   Ended March 29, 1998 and March 30, 1997                            5

Notes to Unaudited Consolidated Financial Statements                  6

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                            8

Part II - Other Information                                          11

Signatures                                                           12

Exhibit Index                                                        13

Exhibit 11                                                           14

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      March 29, 1998 and June 30, 1997
                                 (Unaudited)

                                          March 29, 1998      June 30, 1997
                                          --------------      -------------

                                   ASSETS
Current assets:
   Cash and cash equivalents                $14,253,495        $   596,614
   Accounts receivable - net                 10,504,059          9,029,388
   Inventories:
      Raw material                            3,458,745          2,706,302
      Work in process                         5,738,612          4,556,175
   Deferred income taxes                        294,033            294,033
   Other current assets                       1,469,419            850,956
                                            ------------------------------
     Total current assets                    35,718,363         18,033,468
                                            ------------------------------
Property, plant and equipment:
   Land                                         468,864            468,864
   Buildings                                  7,017,618          7,017,478
   Machinery and equipment                   24,764,774         22,823,785
   Leasehold improvements, construction
    in progress and other                     6,741,350          3,974,058
                                            ------------------------------
      Total                                  38,992,606         34,284,185
   Less accumulated depreciation
    and amortization                        (21,488,629)       (20,671,859)
                                            ------------------------------
      Property, plant and
       equipment - net                       17,503,977         13,612,326
                                            ------------------------------
Other assets                                    604,158            588,098
                                            ------------------------------
      Total                                 $53,826,498        $32,233,892
                                            ==============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  -        $   500,000
   Bank loan                                $ 1,300,482            500,000
   Accounts payable                           5,338,760          5,047,284
   Accrued liabilities                        2,099,011          2,150,228
   Income taxes payable                        (154,158)           244,404
                                            ------------------------------
      Total current liabilities               8,584,095          8,441,916
                                            ------------------------------

Long-term debt                                  650,000          2,500,000
                                            ------------------------------

Other non-current liabilities                 2,351,997          1,986,924
                                            ------------------------------

Minority interest in Parlex (Shanghai)        1,795,991          1,521,363
                                            ------------------------------

Stockholders' equity
   Preferred stock                                  -0-                -0-
   Common stock                                 484,729            379,875
   Additional paid-in capital                23,755,542          3,334,424
   Retained earnings                         17,249,938         15,111,769
   Less treasury stock at cost               (1,037,625)        (1,037,625)
   Cumulative translation adjustments            (8,169)            (4,754)
                                            ------------------------------
      Total Stockholders' equity             40,444,415         17,783,689
                                            ------------------------------
      Total                                 $53,826,498        $32,233,892
                                            ==============================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended March 29, 1998 and March 30, 1997
                                 (Unaudited)

                                    Three Months Ended               Nine Months Ended
                            -------------------------------   -------------------------------
                            March 29, 1998   March 30, 1997   March 29, 1998   March 30, 1997
                            --------------   --------------   --------------   --------------

Product sales                 $14,210,541      $13,202,672      $42,013,580      $40,007,384
License fees and royalties         85,411           22,046          183,007           92,803
                              --------------------------------------------------------------
Total Revenues                 14,295,952       13,224,718       42,196,587       40,100,187
                              --------------------------------------------------------------

Costs and Expenses:
  Cost of products sold        11,268,857       10,239,384       33,123,743       32,624,343

  Selling, general and
   administrative expenses      1,996,916        1,753,584        5,808,759        5,078,073
                              --------------------------------------------------------------

  Operating costs and
   expenses                    13,265,773       11,992,968       38,932,502       37,702,416
                              --------------------------------------------------------------

Operating income                1,030,179        1,231,750        3,264,085        2,397,771

Other income - (Note 2)           263,019            2,007          494,085          125,115

Interest expense                  (32,985)        (114,790)        (191,222)        (335,323)
                              --------------------------------------------------------------

Income before income taxes      1,260,213        1,118,967        3,566,948        2,187,563

Provision for income taxes       (399,800)        (437,600)      (1,154,150)        (844,500)
                              --------------------------------------------------------------

Net income before minority
 interest                         860,413          681,367        2,412,798        1,343,063

Minority interest (Note 3)        (37,463)         (38,587)        (274,630)          45,994
                              --------------------------------------------------------------

Net income (Notes 4, 5)       $   822,950      $   642,780      $ 2,138,168      $ 1,389,057
                              ==============================================================

Basic EPS                     $       .18      $       .18      $       .51      $       .39
                              --------------------------------------------------------------
Diluted EPS                   $       .17      $       .17      $       .49      $       .38
                              --------------------------------------------------------------

Weighted average shares -
 Basic                          4,620,229        3,574,541        4,180,671        3,563,625
                              ==============================================================
Weighted average shares -
 Diluted                        4,788,906        3,738,773        4,376,368        3,696,810
                              ==============================================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended March 29, 1998 and March 30, 1997
                                 (Unaudited)

                                                        March 29, 1998    March 30, 1997
                                                        --------------    --------------

Cash Flows Provided by Operating Activities:
Net income                                               $ 2,138,168       $ 1,389,057
                                                         -----------------------------

Adjustments to reconcile net income to net
 cash provided by (used for)operating activities:
  Depreciation and amortization                            1,761,352         1,429,288
  Gain on sale of equipment                                  (68,572)             (250)
  Deferred compensation                                       61,726            55,280
  Minority Interest                                          274,627           (50,477)
  Increase (decrease) in cash from:
    Accounts receivable - net                             (1,474,671)       (1,731,624)
    Inventories                                           (1,934,880)          185,241
    Other current assets                                    (618,463)          (61,930)
    Accounts payable                                         291,476           (33,217)
    Accrued liabilities                                      (51,216)          765,538
    Income taxes payable                                    (398,562)          493,928
                                                         -----------------------------
Total adjustments                                         (2,157,183)        1,051,777
                                                         -----------------------------

Net cash provided by (used for) operating activities         (19,015)        2,440,834
                                                         -----------------------------

Investment Activities:
  Additions to property, plant and equipment              (5,359,472)       (2,078,826)
  Increase in other assets                                   (16,060)          (28,685)
  Proceeds from the sale of equipment                         77,800               250
                                                         -----------------------------
  Net cash used for investment activities                 (5,297,732)       (2,107,261)
                                                         -----------------------------

Financing Activities:
  Repayments under revolving credit agreement             (2,350,000)         (125,000)
  Payments of long term debt                                                  (100,000)
  Loan payable - Joint Venture                               800,482            99,332
  Exercise of stock options and stock offering            20,525,972            68,962
                                                         -----------------------------
  Net cash (used for) from financing activities           18,976,454           (56,706)
                                                         -----------------------------
  Effect of exchange rate changes with cash                   (2,826)                -
                                                         -----------------------------

Net Increase in Cash and Cash Equivalents                 13,656,881           276,867

Cash and Cash Equivalents at Beginning of Period             596,614           386,608
                                                         -----------------------------

Cash and Cash Equivalents at End of Period               $14,253,495       $   663,475
                                                         =============================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.  Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 29, 1998 and the results of operations and cash flows for the three months and nine months ended March 29, 1998, and March 30, 1997. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of these interim financial statements as described in the Company's annual filing on Form 10-K for the year ended June 30, 1997, and this filing should be read in conjunction with that annual report.

2.  Other Income

      In the current quarter this year, other income was comprised principally of interest income, and to a lesser extent, items of a miscellaneous nature, while last year other income contained no interest income. For the first nine months, both this year and last, other income also included the gain on the sale of equipment.

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

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Operations

      Total revenues in the third quarter of the current fiscal year were $14,295,952, an increase of 8% from the $13,224,718 reported in the corresponding period a year ago. Revenues were generated primarily from product sales, while the remainder was derived from licensing and royalty fees.

      For the first nine months, revenues were $42,196,587, or 5% higher than the $40,100,187 reported last year. For most of the current fiscal year, revenue has been constrained by equipment capacity which will be resolved substantially during the next quarter based upon the current equipment and facility expansion program.

      The cost of products sold as a percentage of revenue was 79%, a slight increase from the 77% reported in the third quarter last year. For the first nine months, the cost was 78% versus 81% for the same period last year. The primary reason for the increase in the quarter was a change in product mix. The reduction over nine months is attributed to manufacturing efficiencies.

      The Company continues to focus on margin improvement. Learning curves associated with the introduction of PALFlex(R), one of the Company's proprietary products, and the movement of certain finishing operations to a new manufacturing facility in Empalme, Mexico should have a positive influence on margins in the ensuing quarters.

      Selling, general, and administrative expenses as a percentage of revenue was 14% in the current quarter and for the first nine months this year versus 13% for the same periods last year. The significant growth being experienced by Parlex (Shanghai), the Chinese joint venture, and the additional expenses associated with increasing the sales force in order to accommodate its future growth were the primary factors contributing to the increase.

      Other income in the current quarter was $263,019 as compared to $2,007 in the third quarter last year. For the first nine months, other income totaled $494,085 versus $125,115 last year. In the current quarter, the principal portion of other income resulted from interest income, with the remainder comprised of items of a miscellaneous nature. For the first nine months this year, other income also included the gain on the sale of equipment. In the third quarter and first nine months of the prior year, other income was comprised of miscellaneous items and the sale of equipment.

      Interest expense was $32,985 this quarter as compared to $114,790 in the third quarter last year. For the first nine months, interest expense was $191,222 versus $335,323 for the same period last year. A portion of the proceeds from the secondary offering (refer to "Liquidity and Capital Revenues") were used to reduce the Company's long-term debt of $3,200,000 (in October, 1997), which resulted in the reduction of interest expense.

      The above factors resulted in income before income taxes of $1,260,213 and $3,566,948 for the third quarter and first nine months, respectively. This compares to $1,118,967 in the third quarter and $2,187,563 for the first nine months last year.

      The Company's effective tax rate this year is anticipated to approximate 32%, which is reflected in both the current quarter and year to date. Last year, the Company's presumed tax rate was estimated at 39%. The reduction in rate relates primarily to the Parlex (Shanghai) earnings generated thus far, which are not subject to income taxes in China. The Company considers these earnings as being permanently reinvested in the Chinese venture.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $822,950 and $2,138,168 for the current quarter and first nine months, respectively. This compares to $642,780 and $1,389,057 for the respective time periods last year.

Recent Accounting Pronouncements

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company adopted this standard in the quarter ended December 28, 1997, and restated all previously reported earnings per share information to conform with the new pronouncement's requirements.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 established standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards will be adopted by the Company during the first quarter of fiscal year 1999.

Liquidity and Capital Resources

      In October 1997, the Company completed a stock offering of 1,000,000 shares of its common stock, and these shares were priced at $22.00 per share. After deducting underwriting discounts and commissions and offering expenses paid by the Company, the net proceeds to the Company approximated $20,000,000.

      Since the offering, the Company has paid off its revolver loan balance and plans to spend approximately $12,000,000 over the next two years to expand its manufacturing facilities and purchase capital equipment that will increase its manufacturing capacity and accommodate various new technological processes. The remaining portion of the proceeds will be used for general corporate purposes. Additionally, the Company has a $10,000,000 unsecured revolving line of credit. No monies have been borrowed against this line.

      The Company believes that its cash flow from operations, together with the proceeds from the offering and the amount available under its revolving credit facility, should be sufficient to meet the Company's foreseeable needs.

      The Company has a deferred compensation obligation that is owed to the Chairman of the Board of Directors. Under the current arrangement, monthly payments begin in June 1999, or the first month after the termination of employment, whichever occurs first, and continues for no fewer than 60 months or, at the election of the employee prior to his termination of employment, for up to 120 months. Amounts to be paid within one year are not expected to be material.

"Safe Harbor" Statement Under the Private
 Securities Litigation Reform Act of 1995

      This quarterly Report on Form 10-Q contains certain forward-looking statements as defined under the Federal Securities Laws. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition and technological change.

                         PART II - OTHER INFORMATION


      Items 1-5  THESE ITEMS ARE INAPPLICABLE

      Item 6     Exhibits and Reports on Form 8-K.

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


                                       PARLEX CORPORATION


                                       By: /s/ Peter J. Murphy
                                          Peter J. Murphy
                                          President


                                       By: /s/ Steven M. Millstein
                                          Steven M. Millstein
                                          Vice President of Finance
                                          (Principal Accounting and
                                          Financial Officer)



                                       May 13, 1998
                                       Date


PAGE>                               -12-


                                EXHIBIT INDEX


Exhibit      Description of Exhibit                                    Page
-------      ----------------------                                    ----

11           Statement Regarding Computation of Per Share Earnings

27           Financial Data Schedule