Form 10-K
period 1998-06-30
PARLEX CORP
filed 1998-09-28
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the Fiscal Year Ended June 30, 1998
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from               to

                        Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

            Massachusetts                           04-2464749
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)

145 Milk Street, Methuen, Massachusetts                01844
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:        978-685-4341
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                                          Name of exchange on
     Title of each Class                    which registered
     -------------------                  -------------------
Common Stock ($.10 par value)               National Market

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of shares of the Registrant's Common Stock, par value $.10 per share, held by non-affiliates of the Registrant at September 1, 1998 as computed by reference to the closing price of such stock was approximately $34,727,571.

       The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 1, 1998 was 4,640,649 shares.

Documents Incorporated By Reference

      Portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.


                                   Part I
Item 1. Business
----------------

      Parlex is a leading supplier of flexible interconnects principally for sale to the automotive, military/aerospace, computer, telecommunications and industrial markets. The Company's product offering, which the Company believes is the broadest of any company in the flexible interconnect industry, includes flexible circuits, laminated cable, flexible/cable hybrid circuits and flexible interconnect assemblies. Flexible circuits, which consist of conductive copper patterns that are laminated to flexible substrate materials such as polyimide or polyester, are used to provide connections between components and electronic systems and as a substrate to support electronic devices. Laminated cables, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. Flexible/cable hybrid circuits combine the lower cost of laminated cable with the technology of flexible circuits into a single cost-effective interconnect. Flexible interconnect assemblies are formed by adding components such as integrated circuits, connectors, resistors and capacitors to flexible circuits or laminated cables. The advantages of flexible interconnects over alternative technologies such as rigid printed circuits include three-dimensional packaging and superior thermal qualities as well as reduced size and weight. The Institute for Interconnecting and Packaging of Electronic Circuits ("IPC"), an international trade organization, estimates that worldwide sales of flexible circuits in 1997 exceeded $2.5 billion. The IPC has reported that the flexible circuit industry in North American has grown at rates between 17% and 19% in each of the past three years.

      The Company believes that its creative engineering expertise and its ability to advance the technology of manufacturing processes and materials allow it to provide its customers with a comprehensive range of flexible interconnect solutions. Beginning at the design phase, the Company's design engineers work closely with its customers to ensure the produceabilty of a design. Once a design has been completed, the Company utilizes its innovative materials and processes, including PALFlex, PALCoat, U-Flex, Pemacs and PALCore, to produce a flexible interconnect product that meets its customers' performance needs and cost objectives.

      The Company's objective is to be the supplier of choice for key customers in markets where cost-effective flexible interconnects provide added value to the customers' products. Within its targeted market segments, the Company believes that its ability to develop strategic customer relationships and provide a broad product offering serves as a competitive advantage. These relationships have enabled the Company to work closely with its customers from the design phase through production to ensure that its customers' flexible interconnect requirements are met. In fiscal 1998, the Company's top customers in terms of revenues were Motorola, Northern Telecom, Allied-Signal, AMP and Hewlett Packard.

      An important element of the Company's growth strategy has been diversification among its targeted markets. Since 1992, the Company has reduced revenues from military/aerospace applications from approximately 53% to 20% of total revenues, while increasing overall revenues by approximately 111% through June 30, 1998. As a result of the Company's growth in recent years, the Company has expanded its manufacturing operations to better accommodate its customers' geographic and cost requirements. In 1995, the Company established Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"), a joint venture in China designed to serve the Asian market with flexible circuits as well as to produce certain products more cost-effectively for North American customers. The Company has opened an interconnect finishing facility in Empalme, Mexico which will begin to ship product in fiscal year 1999. The Company has also established logistic support capabilities in Singapore and France.

Industry Overview

      Over the past two decades, electronic systems have become smaller, lighter and more reliable, while demands for performance at lower costs have increased dramatically. Although rigid printed circuits are a conventional form of electronic packaging, their two-dimensional form limits the options available to the design engineer. As the demand for more portable electronic packaging has increased, so too has the demand for flexible, three-dimensional circuits. In addition to the improved packaging and performance characteristics, flexible circuits offer superior thermal dissipation characteristics compared to rigid circuits, making flexible circuits attractive for use in advanced, high-speed electronics.

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

      Telecommunications. The telecommunications market has two distinct segments: infrastructure equipment and subscriber equipment.
Infrastructure equipment consists of support electronics for the distribution of voice and data transmission. The growth of data transfer via the internet has dramatically increased demand for this type of equipment. Infrastructure equipment employs sophisticated electronics which usually require the use of complex flexible interconnects. Subscriber equipment consists of cellular devices including battery assemblies. Tight packaging and the need to reduce weight have driven the demand for flexible interconnects in this segment. Laminated cables and single and double-sided flexible circuits are generally used in subscriber equipment.

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

The Parlex Solution

      Parlex combines creative engineering design capabilities with innovative manufacturing processes to provide its customers with a complete and cost-effective flexible interconnect solution. The solution begins in the design phase, where Parlex engineers typically work closely with customers to develop a technically superior flexible interconnect design. Although the Company's customers generally provide the initial engineering guidelines for a particular interconnect, the Company's design engineers are often called upon to work in tandem with a customer's design team to develop a solution. An important part of the Parlex solution is ensuring the produceability of a design at an early stage before time and money are spent on manufacturing.

      Once the design is completed, the Company applies its experience with innovative materials and manufacturing processes to produce a flexible interconnect solution that meets the customer's needs and cost objectives. The Company has developed materials and processes that provide its customers improved performance at a lower cost. Over the past several years, the Company has gained substantial experience in introducing programs for high-volume products, and it believes this expertise is a key factor in its ability to provide its customers with cost-effective flexible interconnect solutions.

      The Company believes manufacturers with the capability to supply a broad range of products with a diverse mix of performance characteristics and with a global presence will capture additional market share in the flexible interconnect industry. The Company is one of a limited number of independent manufacturers that offers a range of flexible interconnect solutions from design concept through high-volume production. By offering its broad range of products and services, the Company can provide design and manufacturing solutions for its customers while reducing its customers' time -to-market and product development costs.

Strategy

      The Company's objective is to be the flexible interconnect supplier of choice for key customers in its target markets. The Company's strategy to achieve this objective includes the following key elements:

   * Develop Innovative Processes and Materials. The Company believes that its ability to develop innovative materials and processes enhances the opportunity for growth within its targeted markets. The Company intends to continue to focus its development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable the Company to produce cost-effective flexible interconnects, at reduced cycle time, that are reliable and improve its customers' product performance. The Company's PALFlex, PALCoat, U-Flex and PALCore technologies are examples of materials and manufacturing processes that have resulted from the Company's focus on innovation.

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

   * Diversify Customer Base across Specific Markets. The Company seeks to serve a variety of markets to help mitigate the effects of economic
      cycles in any one industry.  The    Company's business units are
      aligned to specific market segments in order to better understand and service customers within particular industries. In addition, the Company believes its diversification among the major segments provides greater insight into emerging technological requirements. For example, the Company has applied its knowledge of shielding requirements in the computer industry to gain a competitive advantage in the telecommunications market.

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

   * Expand Global Presence. The Company believes that flexible interconnect customers will increasingly require service on a global basis. To address these requirements, the Company has continued to expand its global presence in emerging markets and throughout the world. For example, the Company established a joint venture company in China as a base for its operations in that region and to serve the emerging market in China. The Company has also developed, and plans to continue to develop, strategic relationships and alliances that it believes are necessary for the success of its international business. The Company is also exploring the formation of a joint venture to produce laminated cables in Asia where it believes the market for this product is substantially greater than in North America. Additionally, in May 1998, the Company established a facility in Mexico. This branch will be performing the finishing, and, in some instances, assembly operations to parts being manufactured at the Company's flexible circuit and laminated cable facilities.

Current Products

      The Company's current flexible interconnect products include flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The products are produced to customers' application-specific requirements and are designed by the Company, the customer or jointly. Lead times for the design and manufacture of the Company's products generally range from one week for some products to three months for more sophisticated products.

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

      Improving the process by which laminated cable is manufactured can increase functionality and lower the cost of production. To this end, the Company has developed U-Flex, a technique that forms conductors into a u-shape, followed by an injection molding process which provides the function of a connector. This technique improves electrical performance and eliminates the need for a separate costly connector. The Company has also developed Pemacs shielding, which adds a specially designed silver ink to laminated cable to meet stringent electronic shielding requirements without compromising flexibility. The Company's auto line cable process incorporates pushpins into the laminated cable to provide for automatic alignment to a printed circuit board for subsequent soldering.

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

      The following table describes applications in which the Company's products are used:

          Product                            Applications
          -------                            ------------

      Flexible Circuits                  Automotive Displays
       Single-Sided                      Batteries for Cell Phones
                                         Printers
                                         Computer Networks

      Double-Sided                       Engine Controls
                                         Laptop Computers
                                         Cellular Phones

      Multilayer & Rigid-Flexible        Computer Networks
                                         Telecom Switching Systems
                                         Aircraft Displays
                                         Automotive Transmission Systems

      Laminated Cables                   Postage Meters
                                         Automotive Sound Systems
                                         Laptop Computers
                                         Industrial Controls
                                         Electronic Scales

      Flexible/Cable Hybrid Circuits     Printers
                                         Sensors
                                         Scanning Devices
                                         Night Vision Systems

New Product Development

      An important part of the Company's strategy is development of new materials, processes and products. During the past three fiscal years, the Company has invested an aggregate of $8.2 million in research and development. The Company believes that its commitment to innovation is evidenced by the fact that it has developed new materials for use in its products even though it is not considered a materials supplier. The Company has developed the following new products:

      PALFlex. The Company has developed an adhesiveless polyimide-based material, PALFlex (Parlex Adhesiveless Laminate for Flex). PALFlex is both a material and a manufacturing process that the Company believes is an enabling technology that provides superior performance at a lower cost than with traditional copper-clad materials. PALFlex provides additional cost benefits by allowing the Company to combine certain material manufacturing steps with circuit manufacturing, eliminating several major process steps including conventional drilling, plasma, etching, copper deposition and copper plating. PALFlex has been developed for high volume automotive applications but could potentially be used across a number of product lines. Because PALFlex is produced in roll form and the copper thickness can be controlled to tight tolerances, the Company believes that PALFlex may serve as the foundation for its development of products to serve the emerging fine line, micro-via market. The Company shipped its first product incorporating the current version of PALFlex in fiscal year 1998.

      PALCoat. Working closely with Coates ASI, a materials manufacturer, and Teledyne HALCO, an equipment manufacturer, the Company developed PALCoat, a new material for coating the outside of the circuit. PALCoat has been designed to provide the electrical and physical characteristics required for a new generation of products but at a substantially lower cost than what is commercially available. PALCoat is in production validation testing with two of the Company's automotive customers, and the Company currently expects to begin production in November 1998.

      PALCore HP. The Company developed PALCore as a low-cost multilayer flexible material to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits.
The Company has licensed PALCore to Allied-Signal and Polyclad Laminates for thin core rigid board applications, which are products that the Company does not produce. Parlex receives a royalty in connection with sales by the licensees. The Company has recently applied for patents for a new cost reduced version of PALCore which should enter production in calendar year 1999.

Joint Venture, Mexico Operations, and Strategic Relationships

      Parlex Shanghai Joint Venture. In 1995, the Company established a joint venture company in China, Parlex Shanghai, to manufacture and sell flexible circuits. The participants in Parlex Shanghai are the Company (50.1% equity), Jin Ling, Inc., a Chinese printed circuit board company (40.0% equity), and Mascon, Inc., a Massachusetts-based international marketing and manufacturing company (9.9% equity). The Company established Parlex Shanghai to better serve customers and potential customers that have manufacturing facilities in Asia and to more cost effectively manufacture certain products for worldwide distribution.

      Parlex Shanghai commenced operations in September 1995 and serves customers both in North America and Asia. Parlex Shanghai's largest China-based customer is General Motors Chinese joint venture and its largest United States-based customer is Thomas & Betts. In addition to serving customers in Asia, Parlex Shanghai provides the Company with a competitive production capability for lower technology products to serve the Company's customers in other parts of the world.

      Parlex Mexico. Parlex established a Mexican operation for use in the finishing, assembly and testing for its flexible circuit and laminated cable products. The leased facility is in the Maquilas Teta-Kawi Industrial Park located in Empalme(, Sonora, Mexico. This facility allows Parlex to perform labor intensive operations in a competitive and highly skilled labor market.

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

      Pucka Agreements. In 1996 the Company granted Pucka Industrial Co., Ltd. of Taiwan ("Pucka") a five year exclusive, area specific license to design, manufacture and sell flexible circuits using the Parlex HIS+ shielding process in Taiwan and, with the prior approval of the Company, other territories. During the term of the agreement and for a period of three years thereafter, Pucka may not sell, manufacture or distribute any flexible circuit technology product which competes with the Company's products using the Company's HSI+ shielding processes. Under a separate agreement, the Company appointed Pucka as its sole and exclusive distributor and independent sales representative for laminated cable in Taiwan and, with prior approval of the Company, other territories.

Customers

      The Company's customers are a diverse group of original equipment manufacturers that serve a variety of industries. A list of representative customers appears below:

            Automotive            Computer            Industrial
            ----------            --------            ----------

            Delco                 Iomega              AMP
            Delphi                Dell                Foxboro
            Motorola              Compaq              Hewlett Packard
            Siemens               EMC                 Pitney Bowes
                                                      Texas Instruments

            Military/Aerospace         Telecommunications
            ------------------         ------------------

            Allied-Signal              Motorola
            Lockheed-Martin            Northern Telecom
            Textron                    Ericsson
            General Dynamics
            Raytheon

      In Fiscal 1998, the Company sold products to approximately 700 customers, counting divisions within certain major companies as separate customers. In fiscal year 1996, 1997 and 1998, sales to several divisions of Motorola comprised approximately 29%, 20% and 23%, respectively, of the Company's total revenues. The Company's top 20 customers accounted for approximately 66%, 69% and 66% of total revenues in fiscal 1996, 1997 and 1998, respectively.

Sales and Customer Service

      The Company has organized its sales and customer service into business units that are tied to the following specific industry segments:
automotive, military/aerospace, telecommunications, computer and industrial. The Company believes that this organizational structure allows its business unit managers to increase their focus on a specific industry and develop targeted customers within those industries. Business unit managers are assigned customer service representatives to support their customers' day-to-day requirements. The business unit managers draw upon the expertise of the Company's engineering staff as an integral part of the sales process.
In the United States, business unit managers coordinate the efforts of a network of 19 independent manufacturers' representative organizations. In fiscal 1998, manufacturers' representative organizations accounted for approximately 70% of total revenues.

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

      The business unit manager leads the Company's effort to become the preferred supplier with target customers. The manager's ability to understand the quality, cost, delivery, technology and service objectives of target customers is critical to the Company's goal of achieving the highest level of customer satisfaction. In order to develop strategic relationships with target customers, the Company has participated in joint training, engineering seminars, manufacturing intern programs and as members of customers' problem solving teams. The Company often has access to a customer's materials resource planning schedule, which allows the Company to better forecast the customer's near and mid-term requirements.

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

Manufacturing Processes

      The Company's manufacturing processes are designed to accommodate high throughput, as well as to minimize cost and maximize yield. All of the Company's manufacturing facilities are certified to the international standard ISO 9002. In Fiscal 1998, the Company's US facilities were certified to the automotive standard QS 9002.

      The manufacturing process varies a great deal from product to product. While the production of laminated cable is a "dry" process incorporating virtually no chemical treatment, a multilayer flexible circuit is processed through a dozen or more chemical operations. Although there is a no standard process, significant elements of production are highlighted in the following chart:


     "Dry"                            "Wet"                  Laminated
Flexible Circuit                 Flexible Circuit              Cable
   Processes                        Processes                Processes
----------------                 ----------------            ---------

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

      The Company has added or is in the process of adding capacity at all of its facilities. In the Methuen, Massachusetts facility, the Company is adding an additional 60, 000 square feet to its current manufacturing space of 125,000 square feet. In the Salem, New Hampshire facility, the Company's manufacturing space has been expanded by 12,000 square feet to a total of 46,000 square feet. Parlex Shanghai has a leased facility in Shanghai, China which has been expanded 11,000 square feet to a total of 35,000 square feet. The Company is also well along in a major equipment acquisition program. When the building and equipment programs are complete, the total capacity will have increased by over 35%.

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

                    Top Five Suppliers in Fiscal 1998

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

                 Atotech                 Chemicals

      The Company qualifies its suppliers through a vendor rating system which limits the number of suppliers to those that can provide the Company with the best total value and quality. The Company monitors each supplier's quality, delivery, service and technology to insure that the Company will receive materials that meet its objectives.

Management Information Systems

      The Company presently has a mainframe-based information system that allows for integration of manufacturing, accounting, sales, material management and engineering data. The Company recently entered into a contract with a systems integrator to develop a client/server system that will enhance the timeliness and quality of information concerning the Company's operations. This system is designed to automate the Company's activity-based cost system and provide automatic quoting, quote tracking and MRP. The new system, which is scheduled to be fully implemented by January 1999, will enable the Company to make software changes more easily, allowing faster project completion and improved customer satisfaction. The new MIS system will be fully compliant with year 2000 requirements.

Competition

      The Company's business is highly competitive. The Company competes against other manufacturers of flexible interconnects as well as against manufacturers of rigid-printed circuits. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. The Company believes that it competes favorably with respect to these competitive factors, but believes that its competitive strength is in its ability to apply technology to reduce cost. The Company competes against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great. The principal competitors for flexible circuits are Sheldahl (automotive), AdFlex (telecommunications), M-Flex (computer) and Flex Circuits, Inc. (aerospace). For laminated cable, the principal competitors are AMP and Fujikura Ltd. (a Japanese company).

Backlog

      The Company's backlog consists of orders for which a written purchase order has been received. In situations where the order requires an engineering effort, it will be included in backlog even though a delivery schedule will not be finalized until this phase is completed. On some major multi-year contracts, such as with Motorola, the customer's forecast for a 13-week period is added to backlog at the end of each quarter. The Company's standard purchase orders are cancelable, but require the payment of certain costs upon cancellation. A certain portion of the Company's backlog may be subject to cancellation without significant penalty. The Company's backlog as of June 30, 1998 increased to $26 million from $23 million in the immediately preceding year ended June 30, 1997. Due to the timing of orders, delivery intervals, product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

Intellectual Property

      The Company has acquired patents and it seeks patents on new products and processes where it believes patents would be appropriate to protect the Company's interests. Although the Company believes that patents are an important part of its competitive position, it does not believe that any single patent or group of patents is critical to its success. Due to the rapid technological change in its business, the success of its business depends more on its design creativity and manufacturing expertise than on patents and other intellectual property. The Company owns 17 patents issued in the United States and has applied for corresponding patents with certain relevant foreign patent offices. Federal trademark registrations have been obtained for PALFlex, PALCore and U-Flex and Company has applied for registration of PALCoat. The Company also relies on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance the Company's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

      Under the terms of the Chinese joint venture agreement, the Company transferred certain technology to Parlex Shanghai and has agreed to provide it with additional technology and expertise as the joint venture's capabilities and markets develop. Certain technology, including PALFlex, is excluded from the arrangement.

Environmental Regulations

      Flexible circuit manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains water effluent treatment systems and uses approved laboratory testing procedures to monitor the effectiveness of those systems at its Methuen, Massachusetts facility. The Company operates those treatment systems under effluent discharge permits issued by a number of governmental authorities. Air emissions resulting from the Company's manufacturing processes are regulated by permits issued to the Company by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment at its facility is currently in compliance with the requirements of environmental laws in all material respects and that its air emissions are within the limits established in the relevant permit. However, there can be no assurance that violations will not occur in the future. The Company is also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of the Company's operations over time, and the costs of complying with such laws could be substantial. Compliance with state and federal laws did not have a material impact on the Company's capital expenditures, earnings or competitive position in fiscal 1998. In fiscal 1999, capital expenditures associated with environmental compliance are estimated to be $300,000.

Employees

      As of September 1, 1998, the Company employed 605 people in the United States including 521 in production, 59 in marketing, sales, engineering, and customer support and 25 in administration. Of the 605 employees, 558 were direct employees of Parlex and 47 worked for interim staffing agencies. Parlex Shanghai employs approximately 185 people. The United States employees of Parlex are not represented by a collective bargaining unit and the Company believes its relations with its workforce are good.


Item 2. Properties
------------------

      The Company's executive offices and its product and process development and primary flexible circuit manufacturing facilities are located in a single 125,000 square feet facility in Methuen, Massachusetts which the Company owns subject to no encumbrances. The facility currently operates three shifts, six days a week. The Company is in the process of adding 60,000 square feet to this facility. See "Item 1-Business-Manufacturing Processes."

      The Company's laminated cable operations are housed in a single 46,000 square feet facility in Salem, New Hampshire, which is leased through 2007. The Salem, New Hampshire facility is approximately nine miles from the Methuen facility. During construction in the Methuen, Massachusetts facility, corporate offices have been temporarily relocated to the Salem, New Hampshire facility.

      Parlex Shanghai has a leased facility in Shanghai, China of approximately 35,000 square feet.

      The Company leases a 16,000 square foot finishing facility in Empalme(, Sonora, Mexico.


Item 3. Legal Proceedings
-------------------------

      The Company has no material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      This item is inapplicable.


                                   Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

(a)   Price Range of Common Stock

      The Company's Common Stock is listed on the Nasdaq National Market, under the symbol "PRLX". The following table sets forth reported high and low sale prices for the Common Stock for the periods indicated. The information reflects the Company's declaration of a three-for-two spilt of its Common Stock effected as a 50% stock dividend on April 27, 1997.

                               High         Low
                               ----         ---

      Fiscal 1998
      -----------
        First Quarter         $24.00      $13.88
        Second Quarter         31.25       11.25
        Third Quarter          19.50       14.00
        Fourth Quarter         21.50       12.75

      Fiscal 1997
      -----------
        First Quarter           9.67        5.33
        Second Quarter          7.83        5.83
        Third Quarter          16.33        6.67
        Fourth Quarter         15.25       10.00

(b)   Approximate Number of Holder of Common Stock

      As of September 1, 1998, there were approximately 101 holders of record of the Common Stock.

(c)   Dividends

      The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain further earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors and will be based on the Company's earnings, capital, financial condition and other factors deemed relevant by the Board of Directors.


Item 6. Selected Consolidated Financial Data
--------------------------------------------

                                           Year Ended June 30,
                              1994      1995      1996      1997      1998
                             -------   -------   -------   -------   -------
                                  (in thousands, except per share data)

Statement of income data:
Total revenues               $34,926   $40,251   $47,257   $55,087   $60,275
Cost of products sold         29,150    32,946    40,308    44,137    47,304
                             -----------------------------------------------
Gross profit                   5,776     7,305     6,949    10,950    12,971
Selling, general and
 administrative expenses       4,637     4,998     5,518     7,288     8,272
                             -----------------------------------------------
Operating income               1,139     2,307     1,431     3,662     4,699
Income from operations
 before income taxes           1,007     2,240     1,170     3,381     5,130
Net income                     1,007     1,486       770     2,120     3,157
Basic income per share(1)      $0.29     $0.41     $0.22     $0.59     $0.73
                               =============================================
Diluted income per share (1)   $0.28     $0.40     $0.21     $0.57     $0.71
                               =============================================

Weighted average shares-basic  3,466     3,651     3,556     3,569     4,296
                               =============================================
Weighted average shares-diluted3,605     3,762     3,675     3,715     4,466
                               =============================================

<F1>   Information reflects the Company's declaration of a three-for-two split of Common Stock effected as a 50% stock dividend on April 21, 1997.

                                        Year Ended June 30,
                             1994      1995      1996      1997      1998
                            -------   -------   -------   -------   -------
                                (in thousands, except per share data)

Balance Sheet Data:
Working capital             $ 6,704   $ 8,466   $ 9,148   $ 9,592   $26,286
Total assets                 20,845    24,517    29,662    32,234    56,181
Short-term debt, including
 current portion of
 long-term debt                200        200       501     1,000       432
Long-term debt, less
 current portion               950      2,300     3,650     2,500     1,166
Stockholders' equity        12,880     14,667    15,455    17,788    41,591


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Overview

      The Company is a leading suppler of flexible interconnects principally for sale to the automotive, military/aerospace, computer, telecommunications and industrial markets. Prior to 1990, substantially all of the Company's sales were for military/aerospace applications. Beginning in 1990, the Company developed a business strategy of pursuing broader commercial applications for its products. The execution of this strategy has resulted in a reduction of revenues from the military/aerospace sector as a percentage of the Company's total revenue from 53% in fiscal year 1992 to 20% in fiscal year 1998, while increasing overall revenues approximately 111%.

      The Company believes that its development of innovative materials and processes provides it with a competitive advantage in the markets in which it competes. During the past three years, the Company has invested over $8.0 million (or approximately 5% of total revenues) in research and development to develop materials and enhance its manufacturing processes. The Company includes in cost of products sold its expenditures for its research and development activities.

      To better serve customers that have production facilities in Asia and to more cost effectively manufacture certain products for worldwide distribution, the Company formed a Chinese joint venture, Parlex (Shanghai) Circuit Co., Ltd., in 1995. The Company owns 50.1% of the equity interest in Parlex Shanghai. Accordingly, Parlex Shanghai's results of operations, cash flows and financial position are included in the Company's consolidated financial statements (see Note 1 to the Consolidated Financial Statements).

      In May 1998, the Company entered into an agreement to lease a facility in Mexico to perform the finishing and, in some cases, assembly operations to parts being manufactured at its other production facilities. The Company anticipates that significant benefit will be realized from the performance of these labor intensive operations in Mexico. The start-up costs did have a negative impact on the margins in the fourth quarter ended June 30, 1998, and an impact on margins is anticipated for the first quarter in the year that commenced July 1, 1998.

      The Company is currently involved in an expansion program. As a result of the follow-on common stock offering completed in October 1997, approximating $20.4 million, the Company now has sufficient resources to expand its Methuen, Massachusetts facility by an additional 60,000 square feet, of which 40,000 will be used for additional manufacturing capacity, with the remaining space to be used for administrative needs. The Company has also increased its manufacturing space at its production facilities in Salem, New Hampshire and Shanghai, China. The Company has also invested in equipment that will increase its manufacturing capacity, and allow for the introduction of new technologies.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in the Company's Statements of Income as a percentage of total revenues. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

                                                 Year Ended June 30,
                                           ------------------------------
                                            1998        1997        1996
                                            ----        ----        ----

Total revenues                             100.0%      100.0%      100.0%
Cost of products sold                       78.5%       80.1%       85.3%
Gross profit                                21.5%       19.9%       14.7%
Selling, general and administrative
 expenses                                   13.7%       13.2%       11.7%
Operating income                             7.8%        6.6%        3.0%
Income from operations before income taxes   8.5%        6.1%        2.5%
Net income                                   5.2%        3.8%        1.6%

Results of Operations for the Past Three Fiscal Years

Total Revenues

      Total revenues rose to $60,275,171in fiscal year 1998, a 9% increase from the $55,086,853 reported in fiscal 1997, while revenues rose 17% in fiscal 1997 from the $47,257,025 reported in fiscal year 1996. Revenues grew in each of the Company's principal product lines - flexible circuits, laminated cable, flexible/cable hybrid circuits and flexible interconnect assemblies. The increase in total revenues in each year was primarily attributable to an increase in the volume of units shipped.

      Total revenues included licensing and royalty fees of $226,835, $109,710, and $155,000 in fiscal 1998, 1997 and 1996, respectively.
Although the Company intends to continue its practice of developing materials and processes that it can license to third parties, it does not expect that royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold

      Cost of products sold in fiscal 1998, 1997, and 1996 was $47.3 million, $44.1 million, and $40.3 million, respectively. As a percentage of revenue, cost of products sold was 78.5%, 80.1%, and 85.3% in each of fiscal 1998, 1997, and 1996, respectively. The improvement in the current fiscal year resulted from assigning production to the facility most economically suited to manufacture a particular type of product.

      The decrease in the percentage in fiscal 1997 from fiscal 1996 was primarily the result of manufacturing yield improvements, particularly in connection with a major automotive program for Motorola, while general productivity gains and increased absorption of overhead also contributed to the reduction. These improvements were made possible by enhancements to the manufacturing process, the acquisition of additional production equipment and cost savings on materials and supplies.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 1998, 1997, and 1996 were $8.3 million, $7.3 million, and $5.5 million, respectively. As a percentage of total revenues, selling, general and administrative expenses were 13.7%, 13.2%, and 11.7% in fiscal years 1998, 1997, and 1996,
respectively.   The dollar increase in the past two fiscal years is
primarily attributable to the opening of field offices in Texas and San Diego, hiring of additional sales personnel, additional commissions associated with incremental sales, and additional costs being incurred by the Chinese joint venture. The Company anticipates that selling, general, and administrative expenses as a percentage of revenues will decrease as revenues increase.

Other Income

      Other income of $684,000 this year is comprised, for the most part, of interest income ($610,000) and, to a lesser extent, the gain on the sale of equipment, and items of a miscellaneous nature. In 1997, other income of $156,000 was principally the result of a gain on the sale of equipment, while the $91,000 in 1996 was comprised entirely of items of a miscellaneous nature.

Interest Expense

      Interest expense was $254,000 this year versus $436,000 in fiscal 1997. The reduction in expense is attributable to a lower level of average borrowings under the Company's revolving credit facility. The increase in fiscal 1997 to $436,000 from $351,000 in 1996 was principally the result of increased borrowings to finance capital expenditures. Interest rates during the period remained relatively constant.

Provision for Taxes

      The Company's effective tax rate in fiscal 1998 was 30% versus 37% and 33% in fiscal years 1997 and 1996, respectively. This year the Company benefited from the income generated by the Chinese joint venture, which currently is not subject to tax. Items of a miscellaneous nature are attributed to the increase in 1997 from 1996.

Liquidity and Capital Resources

      In fiscal 1998, the Company had net income of $3.2 million, as well as depreciation and amortization of $2.4 million, thus adding $5.6 million to cash flow. Cash flow was reduced by $3.4 million relating to increased working capital, resulting in a positive cash flow from operations of $2.2 million.

      In October 1997, the Company completed a stock offering of 1,000,000 shares of its common stock, priced at $22.00 per share. After deducting underwriting discounts, commissions and offering expenses paid by the Company, the net proceeds to the Company approximated $20.4 million.

      During fiscal year 1998, the Company paid off its revolver loan balance and has spent approximately $8.5 million to expand its manufacturing facilities and purchase capital equipment that will increase its manufacturing capacity and accommodate various new technological processes. It is anticipated that in fiscal 1999 an additional $9.0 million will be expended to complete the Company's planned expansion.

      The Company has a $10,000,000 unsecured revolving line of credit. As of June 30, 1998, no monies were borrowed against this line.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs.

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

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999 and SFAS NO. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. These standards are not expected to have a material effect on its consolidated financial position and results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2000. This standard is not expected to have a material effect on its consolidated financial position, results of operations and financial statement disclosures.

Year 2000 Disclosure Statement

      The Year 2000 will effect not only the Company's internal computer systems, but also those external systems with which the Company exchanges any date related information, its customers, suppliers, banks, insurance companies, stockholders, etc. In order to properly assess the extent this problem may have on its operations, the Company has and is continuing to survey its key suppliers, service providers, and trading partners as to their level of preparedness and the effect it will have on the Company's operations..

      The Company is confident that its enterprise system will be fully Year 2000 compliant by the first quarter of 1999. Quite apart from the Year 2000 problem, the Company is in the process of replacing its legacy computer system with a client server system for which both the hardware and software has been certified as Year 2000 compliant. The total cost of this project is approximately $1,050,000 of which approximately $300,000 was expended during fiscal 1998.

      The Company is in the process of inventorying all its mission critical manufacturing systems in order to determine any Year 2000 issues that may exist. While the Company anticipates that some software upgrades will be required, it does not believe that any issues exist which will prevent these systems from operating as expected after January 1, 2000.

      This inventory will be completed by the beginning of the fourth quarter of 1998 and testing to identify needed remediation will be completed by the end of that quarter. Any required remediation of all mission critical systems will be completed by the end of the first quarter of 1999 and the testing necessary to validate compliance is scheduled to be completed by mid 1999.

      The Year 2000 issue does present some risk that the company's operation may suffer disruption as a result of either a computer malfunction or a corruption of date sensitive data. If this does occur, the Company believes that it most likely will be due to factors external to the company. Because of the Company's internal Year 2000 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

                       CERTAIN FACTORS THAT MAY AFFECT
                          FUTURE OPERATING RESULTS

      This Report contains certain forward-looking statements that involve risks and uncertainties. When used in this Report, the worked "believes," "expects," "anticipates," "intends," "estimates," "should," "will likely" and similar expressions are intended to identify such forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear herein. The Company's actual results could differ materially from those discussed here. Important factors that could cause or contribute to such differences include those herein. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Fluctuations in Operating Results; Variability of Orders. The Company's operating results have historically been subject to fluctuations, and the Company expects that they will continue to fluctuate due to a variety of factors, including the timing and volume of orders from, and shipments to, customers, the timing of introductions of and market acceptance of new products and general economic trends. Typically, in the flexible interconnect industry, a substantial portion of sales in a given quarter depends on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Although the Company monitors its customers' needs, it often has limited knowledge of the magnitude or timing of future orders. As a result, the timing of revenues may be affected by the need to ramp up to or down from volume production in response to fluctuations in customer demand, the introduction of replacement products or the balancing of inventory. A significant decrease in the number, magnitude or timing of orders in any given quarter could have a material adverse effect on the Company's business, financial condition and operating results. Because it is difficult for the Company to readily reduce spending on certain operating expenses, such as fixed manufacturing costs, development costs and ongoing customer service, a reduction in sales could have a material adverse effect on near-term profit margins. Results of operations in any given period are therefore not necessarily indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

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

      Market and Customer Concentration. Applications for flexible interconnects include automotive electronics, military/aerospace products, computers and computer peripherals, telecommunications subscriber and infrastructure equipment, as well as circuits and cables for medical and industrial applications. Although the Company markets products for each of these applications in order to avoid a dependency on any one sector, a significant downturn in any of these market sectors could have a material adverse effect on the Company's business, financial condition and operating results. Historically, the Company has sold a substantial portion of its flexible interconnects to a limited number of customers. In fiscal 1996, 1997, and 1998, sales to Motorola accounted for approximately 29%, 20% and 23% respectively, of the Company's total revenues and the Company's top 20 customers accounted for approximately 66%, 69% and 66% of the Company's
total revenues, respectively.   The Company expects that a limited number of
customers will continue to account for a high percentage of its total revenues in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer could reduce the Company's cash flow and have a material adverse effect on the Company's business, financial condition and operating results.

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

      Limited Sources of Supply. The Company purchases raw materials, process chemicals and various components from multiple outside sources. In fiscal 1998, the Company's largest supplier of raw materials was Dupont, from which it purchased in excess of 40% of its materials and supplies. Any unanticipated disruption in shipments from Dupont would have a material adverse effect on the Company's business, financial condition and operating results. Although there exist alternate suppliers for the raw materials, process chemicals and various components that the Company currently purchases from its suppliers, because of the Company's limited inventory of raw materials and tight manufacturing cycles, any unanticipated interruption of supply could have a short-term material adverse effect on the Company's business, financial condition and operation results.

      Intellectual Property. The Company relies on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect its proprietary rights. There can be no assurance that the Company's efforts to protect its intellectual property will be effective in preventing misappropriation or that others may not independently develop similar technology. In addition, litigation may be necessary to protect the Company's proprietary rights or to defend against claims of infringement. Although no claims have been asserted against the Company for infringement of the proprietary rights of others, there can be no assurance that third parties will not assert such claims in the future. If any infringement claim is asserted, the Company may be required to obtain a license of such rights. There can be no assurance that any such license would be available on reasonable terms, if at all. Litigation with respect to patents and other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial and operating results.

      Technological Change. The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. In addition, the flexible interconnect industry could in the future encounter competition from new technologies that render interconnect technology less competitive or obsolete. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. Moreover, there can be no assurance that the materials and processes that the Company is currently developing will result in commercially viable technological processes or that there will be commercial applications for these technologies. To the extent that the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and subsequent implementation of such technologies and equipment are likely to continue to require significant capital investment. The Company's failure to keep pace with technological change could have a material adverse effect on its business, financial condition and operating results.

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

      Environmental Regulations. The Company is subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, the Company's products. The Company cannot predict the nature, scope or effect of future legislation or regulatory requirements to which its operations might be subject or the manner in which existing or future laws or regulations will be administered or interpreted, including whether they will be applied in the future to materials, product or activities to which they have not been applied previously. Complying with a new or more stringent laws or regulations, or to more vigorous enforcement of the current or future policies of regulatory agencies, could require substantial expenditures by the Company and could have a material adverse effect on its business, financial condition and operating results. Environmental laws and regulations require the Company to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in its processes. Violations of those requirements could result in financial penalties and other enforcement actions, and could require the Company to halt one or more portions of its operations until a violation is cured. Although the Company works to operate in compliance with these environmental laws, there can be no assurance that the Company will succeed in that effort at all times. The combined costs of curing incidents of non-compliance, resolving enforcement actions that might be initiated by government authorities or satisfying business requirements following any period affected by the need to take such actions could have a material adverse effect on the Company's business, financial condition and operating results.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

      As of June 30, 1998, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

      The Company maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates decrease. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material effect upon the Company's financial position.

      The Company's outstanding bank loan bears interest at a rate of 125 basis points over the Singapore Interbank Offer Rate ("SIBOR") and is therefore affected by changes in market interest rates. However, the Company has the option to pay the balance in full at any time without penalty. As a result, the Company believes that the market risk is not material.

      The Company also has a revolving credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. The Company does not have any outstanding borrowings at June 30, 1998 and has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      The remainder of the Company's long term debt bears interest at fixed rates and are therefore not subject to market risk.

      The Company has a subsidiary located in Shanghai, China. Sales are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/U.S. exchange rate may positively or negatively impact the Company's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and the U.S., the Company does not believe the market risk is material.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      See the Consolidated Financial Statements included in this report; also see Note 12 to Consolidated Financial Statements.


Parlex Corporation and Subsidiaries

Consolidated Balance Sheets as of June 30, 1998 and 1997 and Consolidated Statements of Income,
Stockholders' Equity, and Cash Flows for the
Years Ended June 30, 1998, 1997 and 1996 and Independent Auditors' Report


INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
 of Parlex Corporation:

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its Subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

August 5, 1998

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997

------------------------------------------------------------------------------------------------

ASSETS                                                                  1998            1997
                                                                        ----            ----


CURRENT ASSETS:
  Cash and cash equivalents                                         $  5,824,233    $    596,614
  Short-term investments                                               6,789,469               -
  Accounts receivable - less allowance for doubtful accounts
   of $252,000 in 1998 and $143,000 in 1997                           11,145,750       9,029,388
  Inventories                                                          9,346,657       7,262,477
  Refundable income taxes                                                323,626               -
  Deferred income taxes                                                  372,725         294,033
  Other current assets                                                 1,706,367         850,956
                                                                    ----------------------------
      Total current assets                                            35,508,827      18,033,468
                                                                    ============================

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                   468,864         468,864
  Buildings                                                            7,724,022       7,017,478
  Machinery and equipment                                             27,200,755      22,823,785
  Leasehold improvements and other                                     2,270,658       2,178,499
  Construction in progress                                             4,390,805       1,795,559
                                                                    ----------------------------
      Total                                                           42,055,104      34,284,185

  Less accumulated depreciation and amortization                     (22,031,645)    (20,671,859)
                                                                    ----------------------------
      Property, plant and equipment - net                             20,023,459      13,612,326
                                                                    ----------------------------
OTHER ASSETS                                                             649,198         588,098
                                                                    ----------------------------
TOTAL                                                               $ 56,181,484    $ 32,233,892
                                                                    ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $    121,158    $    500,000
  Bank loan                                                              310,577         500,000
  Accounts payable                                                     6,437,169       5,047,284
  Accrued liabilities                                                  2,353,800       2,150,228
  Income taxes payable                                                         -         244,404
                                                                    ----------------------------
      Total current liabilities                                        9,222,704       8,441,916
                                                                    ----------------------------
LONG-TERM DEBT                                                         1,165,751       2,500,000
                                                                    ----------------------------
OTHER NONCURRENT LIABILITIES                                           2,247,444       1,986,924
                                                                    ----------------------------
MINORITY INTEREST IN PARLEX SHANGHAI                                   1,954,472       1,521,362
                                                                    ----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - authorized, 1,000,000
   shares; none issued                                                         -               -
  Common stock, $.10 par value - authorized, 10,000,000
   shares; issued, 4,850,649 and 3,798,750 shares in 1998
   and 1997, respectively                                                485,065         379,875
  Additional paid-in capital                                          23,872,745       3,334,424
  Retained earnings                                                   18,268,743      15,111,769
  Unrealized gain on short-term investments                               10,192               -
  Cumulative translation adjustments                                      (8,007)         (4,753)
  Less treasury stock, at cost - 210,000 shares in 1998 and 1997      (1,037,625)     (1,037,625)
                                                                    ----------------------------
      Total stockholders' equity                                      41,591,113      17,783,690
                                                                    ----------------------------
TOTAL                                                               $ 56,181,484    $ 32,233,892
                                                                    ============================



See notes to consolidated financial statements.


PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------

                                                      1998            1997            1996
                                                      ----            ----            ----

REVENUES:
  Product sales                                    $60,048,336     $54,977,143     $47,102,025
  License fees and royalty income                      226,835         109,710         155,000
                                                   -------------------------------------------

      Total revenues                                60,275,171      55,086,853      47,257,025
                                                   ===========================================

COSTS AND EXPENSES:
  Cost of products sold                             47,304,136      44,136,738      40,307,894
  Selling, general and administrative expenses       8,271,704       7,288,544       5,518,292
                                                   -------------------------------------------

      Total costs and expenses                      55,575,840      51,425,282      45,826,186
                                                   -------------------------------------------

OPERATING INCOME                                     4,699,331       3,661,571       1,430,839

OTHER INCOME, Net                                      683,776         155,604          90,588

INTEREST EXPENSE                                      (253,509)       (436,008)       (351,125)
                                                   -------------------------------------------

INCOME FROM OPERATIONS BEFORE
 INCOME TAXES                                        5,129,598       3,381,167       1,170,302

PROVISION FOR INCOME TAXES                          (1,539,514)     (1,249,202)       (386,961)
                                                   -------------------------------------------

INCOME BEFORE MINORITY INTEREST                      3,590,084       2,131,965         783,341

MINORITY INTEREST                                     (433,110)        (11,509)        (12,855)
                                                   -------------------------------------------

NET INCOME                                         $ 3,156,974     $ 2,120,456     $   770,486
                                                   ===========================================

BASIC INCOME PER SHARE                             $       .73     $       .59     $       .22
                                                   ===========================================

DILUTED INCOME PER SHARE                           $       .71     $       .57     $       .21
                                                   ===========================================



See notes to consolidated financial statements.




PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Unrealized
                                  Common Stock      Additional                             Cumulative     Gain on
                               -------------------    Paid-in     Retained     Treasury    Translation  Short-Term
                                Shares     Amount     Capital     Earnings       Stock     Adjustments  Investments     Total
                                ------     ------   -----------   --------     --------    -----------  -----------     -----

BALANCE, JULY 1, 1995          2,579,409  $257,941  $ 3,226,316  $12,220,827  $(1,037,625)   $     -      $     -    $14,667,459

  Exercise of stock options
   (pre-split basis)               3,250       325       17,175            -            -          -            -         17,500

  Translation adjusment                -         -            -                                 (162)           -           (162)

  Net income                           -         -            -      770,486            -          -            -        770,486
                               -------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996         2,582,659   258,266    3,243,491   12,991,313   (1,037,625)      (162)           -     15,455,283

  Stock dividend               1,186,311   118,631     (118,631)           -            -          -            -              -

  Tax benefit arising from
   the exercise of
   nonqualified stock options          -         -      114,309            -            -          -            -        114,309

  Exercise of stock options       29,780     2,978       95,255            -            -          -            -         98,233

  Translation adjustment               -         -            -            -                  (4,591)           -         (4,591)

  Net income                           -         -            -    2,120,456            -          -            -      2,120,456
                               -------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997         3,798,750   379,875    3,334,424   15,111,769   (1,037,625)    (4,753)           -     17,783,690

  Tax benefit arising from
   the exercise of
   nonqualified stock options          -         -       97,702            -            -          -            -         97,702

  Stock offering, net of
   expenses                    1,000,000   100,000   20,281,799            -            -          -            -     20,381,799

  Exercise of stock options       51,899     5,190      158,820            -            -          -            -        164,010

  Translation adjustment               -         -            -            -            -     (3,254)           -         (3,254)

  Unrealized gain on
   short-term investments                                                                          -       10,192         10,192

  Net income                           -         -            -    3,156,974            -          -            -      3,156,974
                               -------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998         4,850,649  $485,065  $23,872,745  $18,268,743  $(1,037,625)   $(8,007)     $10,192    $41,591,113
                               =================================================================================================



See notes to consolidated financial statements.




PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------

                                                                       1998           1997           1996
                                                                       ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  3,156,974    $ 2,120,456    $   770,486
                                                                   ------------------------------------------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of equipment and other assets       2,426,831      1,899,325      1,678,150
    (Gain) loss on sale of equipment                                    (68,573)      (129,269)        13,652
    Amortization on investments available for sale                       49,761              -              -
    Gain on sale of investments available for sale                       (8,133)             -              -
    Deferred income taxes                                                98,640         86,375         37,510
    Deferred compensation                                                83,188         74,999         70,341
    Minority interest                                                   433,110         11,509         12,855
    Changes in current assets and liabilities:
      Accounts receivable - net                                      (2,116,362)    (1,576,055)      (681,780)
      Inventories                                                    (2,084,180)       490,947     (1,669,348)
      Refundable income taxes                                          (225,924)        17,794        188,875
      Other current assets                                             (855,411)      (151,570)      (257,520)
      Accounts payable and accrued liabilities                        1,593,457        220,520      1,314,166
      Income taxes payable                                             (244,404)       358,713              -
                                                                   ------------------------------------------
        Total adjustments                                              (918,000)     1,303,288        706,901
                                                                   ------------------------------------------
        Net cash provided by operating activities                     2,238,974      3,423,744      1,477,387
                                                                   ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available for sale                       (27,010,059)             -              -
  Maturities of investments available for sale                       15,893,751              -              -
  Sales of investments available for sale                             4,295,403              -              -
  Additions to property, plant and equipment                         (8,463,111)    (2,619,074)    (2,968,713)
  Increase in other assets                                              (86,841)      (206,449)      (122,146)
  Proceeds from sale of equipment                                        77,800        164,220         10,198
                                                                   ------------------------------------------
        Net cash used for investing activities                      (15,293,057)    (2,661,303)    (3,080,661)
                                                                   ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common shares - net                  20,381,799              -              -
  Proceeds from bank loan                                                     -         99,332        400,668
  Payment of bank loan                                                 (189,423)             -              -
  Capital contributions to joint venture - minority interest                  -              -        160,322
  Issuance of long-term debt                                          1,000,000              -              -
  Borrowings (payments) under revolving credit agreement             (3,000,000)      (650,000)     1,450,000
  Payments of other long-term debt                                      (72,020)      (100,000)      (200,000)
  Exercise of stock options                                             164,010         98,233         17,500
                                                                   ------------------------------------------
        Net cash provided by (used for) financing activities         18,284,366       (552,435)     1,828,490
                                                                   ------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (2,664)             -              -
                                                                   ------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,227,619        210,006        225,216

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            596,614        386,608        161,392
                                                                   ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $  5,824,233    $   596,614    $   386,608
                                                                   ==========================================

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS:
  Property and equipment contributed as capital by joint
   venture partner                                                 $          -    $   277,000    $ 1,060,000
                                                                   ==========================================
  Property, plant and equipment acquired in exchange for
   accounts receivable                                             $          -    $         -    $   400,000
                                                                   ==========================================
  Property and equipment purchased under capital lease             $    358,929    $         -    $         -
                                                                   ==========================================


See notes to consolidated financial statements.



PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business - Parlex Corporation ("Parlex" or the "Company") is a world leader in the design and manufacture of flexible interconnect products. Parlex produces custom flexible circuits and laminated cables utilizing proprietary processes and patented technologies which are designed to satisfy the unique requirements of a wide range of customers. Parlex provides its products and engineering services to a variety of markets including automotive, computer, military-aerospace, telecommunications, industrial control, medical and consumer.

      Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 50.1% investment in Parlex (Shanghai) Circuit Co., Ltd. (see Note 2), whose fiscal year end is March 31. This entity is consolidated on a three-month time lag. Intercompany transactions have been eliminated.

      Foreign Currency Translation - The functional currency of foreign operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period.

      Cash and Cash Equivalents - Cash and cash equivalents include short-term highly liquid investments purchased with remaining maturities of three months or less.

      Inventories - Inventories of raw materials are stated at the lower of first-in, first-out cost or market. Work in process represents costs accumulated under a job-cost accounting system less the estimated cost of shipments to date, in the aggregate not in excess of net realizable value. At June 30, inventories consisted of:

                                          1998               1997
                                          ----               ----

      Raw materials                    $3,413,657         $2,706,302
      Work in process                   5,933,000          4,556,175
                                       -----------------------------

      Total                            $9,346,657         $7,262,477
                                       =============================

      Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings - 40 years; machinery and equipment - 5-15 years; and leasehold improvements over the terms of the leases.

      Revenue Recognition - Product sales are recognized upon shipment. License fees and royalty income are recognized when earned and as related costs are incurred.

      Research and Development - Research and development costs are expensed as incurred and amounted to $3,123,000, $2,717,000 and $2,380,000 for the years ended June 30, 1998, 1997 and 1996, respectively. These amounts are reflected in the Company's cost of products sold.

      Income Taxes -The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities.
      Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.

      Income Per Share - The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share," which became effective in the second quarter of fiscal 1998. Under the provisions of SFAS No. 128, basic income per share is calculated on the weighted-average number of common shares outstanding. Diluted income per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options outstanding. All prior period amounts have been restated to reflect the adoption of SFAS No. 128. Both basic and diluted income per share give retroactive effect to the three-for-two stock split in 1997.

      A reconciliation between shares used for computation of basic and dilutive income per share is as follows:

                                       1998           1997           1996
                                       ----           ----           ----

Shares of basic computation          4,295,706      3,569,052      3,556,458
Effect of dilutive stock options       169,821        145,987        118,272
                                     ---------------------------------------

Shares for dilutive computation      4,465,527      3,715,039      3,674,730
                                     =======================================

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable, useful lives of properties, accrued liabilities including health insurance claims, and deferred income taxes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value because of the relative consistency of interest rates since its issuance.

      Stock-Based Compensation - During 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The Company continues to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, using the intrinsic value method. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 8.

      New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 will be adopted by the Company during the first quarter of fiscal 1999 and SFAS No. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. These standards are not expected to have a material effect on its consolidated financial position and results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2000. This standard is not expected to have a material effect on its consolidated financial position, results of operations and financial statement disclosures.

2.    JOINT VENTURE

      In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995.

3.    CASH AND SHORT-TERM INVESTMENTS

      A summary of the Company's investments available for sale by major security type at June 30, 1998 was as follows:

                                                Gross        Gross
                               Amortized     Unrealized    Unrealized         Fair
     Security Type                Cost          Gains        Losses           Value
     -------------             ---------     ----------    ----------         -----

Corporate Debt Securities     $12,150,064      $23,588      $(12,892)      $12,160,760
U.S. Government Obligations       500,034            -          (504)          499,530
                              --------------------------------------------------------

                              $12,650,098      $23,588      $(13,396)      $12,660,290
                              ========================================================

      The fair value of debt securities at June 30, 1998, by contractual maturity, was as follows:

      Due in one year or less (including
       approximately $5,800,000 classified
       as cash equivalents)                                  $10,943,337
                                                               1,716,953
                                                             -----------
      Due in one to five years                               $12,660,290
                                                             ===========

4.    ACCRUED LIABILITIES

      Accrued liabilities at June 30 consisted of:

                                                 1998            1997
                                                 ----            ----

      Payroll and related expenses            $1,489,205      $1,421,872
      Accrued health insurance                   202,353         256,916
      Other                                      662,242         471,440
                                              --------------------------

      Total                                   $2,353,800      $2,150,228
                                              ==========================

5.    INDEBTEDNESS

      The Company's China joint venture has a short-term bank loan bearing interest at 1.25% over the Singapore Interbank Offer Rate ("SIBOR").

      Long-term debt at June 30 consisted of:

                                                 1998            1997
                                                 ----            ----

      Revolving Credit Agreement              $        -      $3,000,000
      Capital lease obligations                  286,909               -
      China joint venture bank note            1,000,000               -
                                              --------------------------

      Total long-term debt                     1,286,909       3,000,000

      Less current portion                       121,158         500,000
                                              --------------------------

      Long-term debt - net                    $1,165,751      $2,500,000
                                              ==========================

      On November 12, 1997, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $10,000,000 through September 30, 2000. On October 1, 2000, the Agreement converts to a term loan with principal and interest payments due monthly over a sixty-month period to September 30, 2005. Borrowings under the Agreement are at the bank's corporate base rate (8.5% at June 30, 1998), and carry an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 1998, there was no outstanding debt and the unused commitment amounted to $10,000,000.

      The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity.

      During fiscal 1998 the Company's China joint venture entered into a long-term bank loan agreement for $1,000,000, bearing interest at 9.45%. The loan is payable in installments through 2002.

      The maturities for long-term debt at June 30, 1998 are as follows:

            1999                        $  121,158
            2000                           312,326
            2001                           447,677
            2002                           405,748
                                        ----------

                                        $1,286,909
                                        ==========

      Interest paid during the years ended June 30, 1998, 1997 and 1996 was approximately $115,000, $394,000 and, $251,000, respectively.

6.    OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at June 30 consisted of:

                                                 1998            1997
                                                 ----            ----

      Deferred income taxes (Note 7)          $1,223,121      $1,045,789
      Deferred compensation                    1,024,323         941,135
                                              --------------------------

                                              $2,247,444      $1,986,924
                                              ==========================

      The timing of deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material.

7.    INCOME TAXES

      The provision for income taxes consisted of:

                              1998              1997             1996
                              ----              ----             ----

      Current:
        State             $  (172,771)      $  (157,115)      $ (57,943)
        Federal            (1,268,103)       (1,005,712)       (291,508)
      Deferred                (98,640)          (86,375)        (37,510)
                          ---------------------------------------------

      Total               $(1,539,514)      $(1,249,202)      $(386,961)
                          =============================================

      A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                     1998      1997      1996
                                                     ----      ----      ----

Statutory federal income tax rate                    34 %      34 %      34 %
State income taxes, net of federal tax benefit        2         3         3
Foreign income - not subject to taxation             (5)        -         -
Foreign Sales Corporation                            (1)       (1)       (1)
Tax credits                                          (1)       (1)        -
Other                                                 1         2        (3)
                                                     ----------------------

Effective income tax rate                            30 %      37 %      33 %
                                                     ======================

      Deferred income tax assets and liabilities at June 30 are attributable to the following:

                                             1998            1997
                                             ----            ----

Deferred tax liabilities:
  Depreciation                            $1,597,409      $1,421,917
  Prepaid expenses                            29,918          29,807
                                          --------------------------

                                           1,627,327       1,451,724
                                          --------------------------
Deferred tax assets:
  Inventories                                 63,730          44,084
  Allowance for doubtful accounts             63,341          46,760
  Accruals                                   110,148         126,398
  Self-insurance                              79,836         101,831
  Deferred compensation                      409,404         376,128
  Tax credit carryforwards                    50,472           4,767
                                          --------------------------

                                             776,931         699,968
                                          --------------------------

Net deferred tax liability                $  850,396      $  751,756
                                          ==========================

      Deferred taxes have not been recorded on undistributed earnings of the China Joint Venture (approximately $460,000) because such amounts are considered permanently invested.

      Income tax payments of approximately $1,557,000, $751,500 and $445,000 were made in 1998, 1997 and 1996, respectively.

8.    STOCKHOLDERS' EQUITY

      The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 1998, the Board of Directors has not authorized any series of preferred stock.

      In October 1997, the Company sold 1,000,000 shares of its common stock in an underwritten public offering. Proceeds to the Company totaled $20.4 million, net of expenses associated with the offering. The proceeds are being used to expand manufacturing facilities and purchase capital equipment. A portion of the proceeds was also used to repay all the outstanding indebtedness under the Company's Revolving Credit Agreement.

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

      Effective August 20, 1996 the Company established the 1996 Outside Directors' Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the automatic grant of 1,500 options annually to each member of the Board of Directors who is not an employee of the Company. Discretionary grants of up to 2,250 options annually per director may also be made at the discretion of the Board of Directors. All grants are made at the market value of the stock on the date of the grant and there are 150,000 shares available for grant under the 1996 Plan, of which 7,500 were granted during the year.

      At June 30, 1998, there were 293,693 shares reserved for future grants for all of the above-mentioned plans.

      The following is a summary of activity for all of the Company's stock option plans:

                                                 Weighted-
                                                  Average
                                                   Shares      Exercise
                                    Under        Price Per      Shares
                                    Option         Share      Exercisable
                                    ------       ---------    -----------

July 1, 1995                       290,814        $ 4.32         94,872

  Granted                           39,750          5.84
  Surrendered                       (9,375)         3.59
  Exercised                         (4,875)         2.77
                                   ---------------------

June 30, 1996                      316,314          4.56        148,778

  Granted                           10,500          6.67
  Surrendered                       (6,000)         3.30
  Exercised                        (29,780)         4.70
                                   ---------------------

June 30, 1997                      291,034          4.77        191,085

  Granted                           95,750         18.50
  Surrendered                       (1,315)         5.13
  Exercised                        (51,899)         3.16
                                   ---------------------

June 30, 1998                      333,570        $ 8.96        199,375
                                   ====================================

      The following table sets forth information regarding options outstanding at June 30, 1998:

                        Options Outstanding             Options Exercisable
            -----------------------------------------   -------------------
                             Weighted-
                              Average       Weighted-              Weighted-
                             Remaining      Average                Average
Exercise       Number       Contractual     Exercise               Exercise
 Prices     Outstanding     Life (Years)     Price       Number      Price
--------    -----------     ------------    --------     ------    ---------

$ 2.67         22,500           1.2          $ 2.67      22,500      $ 2.67
  4.00         15,000           0.6            4.00      15,000        4.00
  4.17         48,814           0.9            4.17      48,626        4.17
  4.59         75,000           0.9            4.59      75,000        4.59
  5.67         22,500           1.2            5.67      13,500        5.67
  5.84         29,256           2.7            5.84      11,249        5.84
  6.67          9,750           7.0            6.67       7,500        6.67
 12.35         15,000           7.6           12.35       6,000       12.35
 15.50          7,500           9.4           15.50           -           -
 18.75         88,250           4.1           18.75           -           -
              -------------------------------------------------------------

              333,570           2.6          $ 8.96     199,375      $ 4.68
              =============================================================

      As described in Note 1, the Company uses the intrinsic value method in accordance with APB No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and diluted income per share would have been $2,944,591 or $.66 per share in 1998, $2,029,904 or $.55 per share in 1997 and $752,847 or
      $.20 per share in 1996.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                               1998           1997            1996
                                               ----           ----            ----

Average risk-free interest rate                5.2%           6.2%            6.2%
Expected life of option grants              2.5 years       2.5 years       2.5 years
Expected volatility of underlying stock         72%           143%            143%
Expected dividend rate                         None           None            None

      The weighted-average fair value of options granted in 1998, 1997 and 1996 was $8.34, $5.71 and $4.43, respectively.

      The option pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

9.    BENEFIT PLANS

      The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amounts. No contributions were made to the plan for the years ended June 30, 1998, 1997 and 1996.

      During fiscal 1995, the Company adopted a 401(k) Savings Plan (the "Plan") covering all employees of the Company who have six consecutive months of service and have attained the age of twenty-one. Matching employer contributions can be made to the Plan at the discretion of the Board of Directors. The Company contributed $90,000 to the Plan for the year ended June 30, 1998. No matching contributions were made to the Plan for the years ended June 30, 1997 and 1996.

10.   COMMITMENTS AND CONTINGENCIES

      The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 1998, 1997 and 1996 approximated $263,000, $285,000 and $153,000, respectively. Future payments under noncancelable operating leases are:

                   1999                 $361,000
                   2000                  298,000
                   2001                  213,000
                   2002                  192,000
                   2003                  192,000

      From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management is not aware of any current legal matters that will have a material adverse effect on the Company's consolidated financial position or results of operations.

11.   BUSINESS SEGMENT, MAJOR CUSTOMER  AND INTERNATIONAL OPERATIONS

      The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies.

      Sales to several divisions of one customer represented 23%, 20% and 29% and of total revenues in 1998, 1997 and 1996, respectively.

      Summarized information relating to international operations is as follows:

                                                 Year Ended June 30,
                                    ---------------------------------------------
                                        1998             1997             1996
                                        ----             ----             ----

Revenues:
  United States                     $48,521,351      $48,434,315      $43,662,143
  China                               5,192,052        2,309,103        1,218,795
  Export sales from United States     8,445,678        5,533,199        2,376,087
  Intercompany sales                 (1,883,910)      (1,189,764)               -
                                    ---------------------------------------------

Total revenues from unaffiliated
 customers                          $60,275,171      $55,086,853      $47,257,025
                                    =============================================

Operating income:
  United States                     $ 3,617,537      $ 3,502,468      $ 1,412,422
  China                                 923,687           61,403           40,723
  Eliminations                          158,107           97,700          (22,306)
                                    ---------------------------------------------

Total operating income              $ 4,699,331      $ 3,661,571      $ 1,430,839
                                    =============================================

Identifiable assets:
  United States                     $52,924,162      $29,879,581      $28,929,914
  China                               5,945,297        4,137,596        2,789,430
  Eliminations                       (2,687,975)      (1,783,285)      (2,057,288)
                                    ---------------------------------------------

Total identifiable assets           $56,181,484      $32,233,892      $29,662,056
                                    =============================================

      The increase in identifiable assets in the United States during fiscal 1998 was primarily the result of the public offering of stock in October 1997 (see Note 8).

12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data are as follows (in thousands except per share amounts):

                             First        Second       Third        Fourth
                             -----        ------       -----        ------

1998 Quarters

Revenues                    $13,717      $14,184      $14,296      $18,078
Gross profit                  3,178        2,869        3,027        3,897
Net income                      728          587          823        1,019
Net income per share:
  Basic                         .19          .14          .18          .22
  Diluted                       .18          .13          .17          .21

1997 Quarters

Revenues                    $12,807      $14,068      $13,225      $14,987
Gross profit                  1,895        2,595        2,985        3,475
Net income                      188          558          643          731
Net income per share:
  Basic                         .06          .16          .18          .20
  Diluted                       .05          .15          .17          .19


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------

      This item is inapplicable.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The information required by the Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1998.


Item 11.  Executive Compensation
--------------------------------

      The information required by the Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board", in the Company's definitive proxy statement to be filed with the Commission within 120 days from June 30, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days from June 30, 1998.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      This Item is not applicable.

                                   Part IV

Item 14.  Exhibits, Financial     (a)      Documents filed as a part of this
          Statement Schedules              Form 10-K.
          And Reports on          1.       Financial Statements.
          Form 8-K.                        The Financial Statements
                                           in the accompanying table of
                                           contents to Consolidated
                                           Financial Statements are
                                           filed as a part of this
                                           Form 10-K.
                                  2.       Financial Statement Schedules.
                                           Schedules are omitted because of
                                           the absence of conditions under
                                           which they are required or
                                           because the required information
                                           is included in the Consolidated
                                           the absence of conditions under
                                           which they are required or
                                           because the required information
                                           Financial Statements or notes
                                           thereto.
                                  3.       Exhibits.
                                           The exhibits listed below are
                                           either filed herewith or, if not
                                           filed, are incorporated by
                                           reference from the filings noted
                                           in parathenses.
                                  (3)(A)   Restated Articles of Organization
                                           as amended, (dated August 2,
                                           1983); (filed as Exhibits 3-A and
                                           3-B to the Company's Registration
                                           Statement on Form S-1, file No.
                                           2-85588, and incorporated herein
                                           by reference).
                                  (3)(B)   Articles of Amendment to Restated
                                           Articles of Organization, dated
                                           December 1, 1987; (filed as
                                           Exhibit 10-Q to Form 10-K for the
                                           fiscal year ended June 30, 1988).
                                  (3)(C)   By-laws; (filed as Exhibit 3-C to
                                           the Company's Registration
                                           Statement on Form S-1, file No.
                                           2-85588, and incorporated herein
                                           by reference).
                                  (3)(D)   Articles of Amendment to Restated
                                           Articles of Organization,dated
                                           October 21, 1997; (filed as
                                           Exhibit 3-D to Form 10-Q for the
                                           quarter ended December 28, 1997).
                                  (10)(A)  1985 Employees' Nonqualified
                                           Stock Option Plan dated December
                                           2, 1985*; (filed as Exhibit 10-L
                                           to Form 10-K for the fiscal year
                                           ended June 30, 1986).
                                  (10)(B)  Employment Agreement between
                                           Parlex Corporation and Mr.
                                           Herbert W. Pollack, dated May 1,
                                           1986;* (filed as Exhibit 10-M to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1986).
                                  (10)(C)  1989 Outside Directors' Stock
                                           Option Plan;* (filed as Exhibit
                                           10-Z to Form 10-K for the fiscal
                                           year ended June 30, 1991).
                                  (10)(D)  1989 Employees' Stock Option
                                           Plan*; (filed as Exhibit 10-AA to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1991).
                                  (10)(E)  Chinese Joint Venture Contract,
                                           Articles of Association, and
                                           Agreement of Technology License
                                           and Technical Service May 29,
                                           1995; (filed as Exhibit 10-AH to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1995).
                                           Confidential treatment has been
                                           granted for portions of this
                                           exhibit.
                                  (10)(F)  Manufacturing and Sales Agreement
                                           between Samsung Electro-Mechanics
                                           Co., Ltd. and Parlex Corporation
                                           dated September 29, 1994; (filed
                                           as Exhibit 10-AK to Form 10-K for
                                           the fiscal year ended June 30,
                                           1995).  Confidential treatment
                                           has been granted for portions of
                                           this exhibit.
                                  (10)(G)  Employment Agreement between
                                           Parlex Corporation and Peter J.
                                           Murphy dated June 26, 1996*;
                                           (filed as Exhibit 10-AM to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1996).
                                  (10)(H)  License Agreement between Parlex
                                           Corporation and Polyclad
                                           Laminates, Inc., effective June
                                           1, 1996; (filed as Exhibit 10-AN
                                           to Form 10-K for the fiscal year
                                           ended June 30, 1996).
                                           Confidential treatment has been
                                           granted for portions of this
                                           exhibit.
                                  (10)(I)  Agreement between Parlex
                                           Corporation and Allied Signal
                                           Laminate Systems, Inc., effective
                                           May 5, 1995; (filed as Exhibit
                                           10-AO to Form 10-K for the fiscal
                                           year ended June 30, 1996).
                                           Confidential treatment has
                                           been granted for portions of this
                                           exhibit.
                                  (10)(J)  License Agreement between Parlex
                                           Corporation and Pucka Industrial
                                           Co., Ltd., effective July 1,
                                           1996; (filed as Exhibit 10-AP to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1996).
                                           Confidential treatment has been
                                           granted for portions of this
                                           exhibit.
                                  (10)(K)  Agreement of Lease between PVP-
                                           Salem Associates, L.P. and Parlex
                                           Corporation dated August 12,
                                           1997; (filed as Exhibit 10-L to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1997).
                                  (10)(L)  Employment Agreement between
                                           Parlex Corporation and Herbert W.
                                           Pollack dated July 1, 1997*;
                                           (filed as Exhibit 10-M to Form
                                           10-K for the fiscal year ended
                                           June 30, 1997).
                                  (10)(M)  Patent Assignment Agreement
                                           between Parlex Corporation and
                                           Polyonics, Inc. dated June 16,
                                           1997; (filed as Exhibit 10-N to
                                           Form 10-K for the fiscal year
                                           ended June 30, 1997).
                                  (10)(N)  1996 Outside Directors' Stock
                                           Option Plan*; (filed as Exhibit
                                           10-O to Form 10-K for the fiscal
                                           year ended June 30, 1997).
                                  (10)(O)  Shelter Service Agreement between
                                           Parlex Corporation and Offshore
                                           International Inc. dated March 6,
                                           1998; filed herewith.
                                  (10)(P)  Commercial Loan Agreement dated
                                           November 12, 1997; filed
                                           herewith.
                                  (11)     Computation of Income per share;
                                           filed herewith. Subsidiaries of
                                           the Registrant; filed herewith.
                                  (23)     Independent Auditors' Consent;
                                           filed herewith
                                  (24)     Power of Attorney; filed
                                           herewith.
                                  (27)     Financial Data Schedule; filed
                                           herewith.

___________________
*Denotes management contract or compensatory plan or arrangement.

(B)   Reports on Form 8-K
      The Company filed no reports
      on Form 8-K with the Securities
      and Exchange Commission
      during the quarter ended
      June 30, 1998.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Parlex Corporation

*/s/  Herbert W. Pollack
-----------------------------------------------------
Herbert W. Pollack, Chairman

Date: September 29, 1998
      -----------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*/s/  Steven M. Millstein
-----------------------------------------------------
Steven M. Millstein, Principal Accounting and
 Financial Officer

Date: September 29, 1998
-----------------------------------------------------

*/s/  Sheldon A. Buckler
-----------------------------------------------------
Sheldon A. Buckler, Director

*/s/  Richard W. Hale
-----------------------------------------------------
Richard W. Hale, Director

*/s/  M. Joel Kosheff
-----------------------------------------------------
M. Joel Kosheff, Director

*/s/  Peter J. Murphy
-----------------------------------------------------
Peter J. Murphy, Director and Chief Executive Officer

*/s/  Lester Pollack
-----------------------------------------------------
Lester Pollack, Director

*/s/  Benjamin M. Rabinovici
-----------------------------------------------------
Benjamin M. Rabinovici, Director

*/s/  Steven M. Millstein
-----------------------------------------------------
* by Steven M. Millstein, Attorney-in-Fact

Date: September 29, 1998
      -----------------------------------------------

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1998 has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.



                                EXHIBIT INDEX

Exhibit                         Description                          Page
-------                         -----------                          ----

 10-O       Shelter Plan Service Agreement between Parlex             45
            Corporation and Offshore International, Inc.
            dated March 6, 1998.

 10-P       Commercial Loan Agreement dated November 12, 1997.        63

 11         Statement Regarding Computation of Per Share Earnings     77

 21         Subsidiaries of the Registrant                            78

 23         Independent Auditors' Consent                             79

 24         Powers of Attorney                                        80

 27         Financial Data Schedule                                   81