Form 10-Q
period 1998-09-27
PARLEX CORP
filed 1998-11-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 27, 1998

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

                           YES   [X]     NO   [ ]

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 31, 1998 was 4,640,836 shares.

                             PARLEX CORPORATION

                                    INDEX

Part I - Financial Statements:

Consolidated Balance Sheets - September 27, 1998 and June 30, 1998      3

Consolidated Statements of Income - For the Three Months
 Ended September 27, 1998 and September 28, 1997                        4

Consolidated Statements of Cash Flows - For the Three Months
 Ended September 27, 1998 and September 28, 1997                        5

Notes to Unaudited Consolidated Financial Statements                    6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                              7

Part II - Other Information                                            11

Exhibit Index                                                          12

Signatures                                                             15

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    September 27, 1998 and June 30, 1998
                                 (Unaudited)

                                          Sept 27, 1998      June 30, 1998
                                          -------------      -------------

                                   ASSETS

Current assets:
  Cash and cash equivalents                $ 5,554,783       $ 5,824,233
  Short-term Investments                     5,234,790         6,789,469
  Accounts receivable - net                 10,907,369        11,145,750
  Inventories:
    Raw material                             3,544,714         3,413,657
    Work in process                          6,088,973         5,933,000
  Refundable income taxes                      126,933           323,626
  Deferred income taxes                        372,725           372,725
  Other current assets                         927,363         1,706,367
                                           -----------------------------
    Total current assets                    32,757,650        35,508,827
                                           =============================
Property, plant and equipment:
  Land                                         468,864           468,864
  Buildings                                  7,724,022         7,724,022
  Machinery and equipment                   27,370,499        27,200,755
  Leasehold improvements and other           2,302,337         2,270,658
  Construction in progress                   7,069,851         4,390,805
                                           -----------------------------
      Total                                 44,935,573        42,055,104
  Less accumulated depreciation and
   Amortization                            (22,815,377)      (22,031,645)
                                           -----------------------------
      Property, plant and equipment
       - net                                22,120,196        20,023,459
                                           -----------------------------
Other assets                                 1,166,789           649,198
                                           -----------------------------
      Total                                $56,044,635       $56,181,484
                                           =============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $   307,300       $   121,158
  Bank loan                                    360,577           310,577
  Accounts payable                           5,298,107         6,437,169
  Accrued liabilities                        1,706,695         2,353,800
                                           -----------------------------
      Total current liabilities              7,672,679         9,222,704
                                           -----------------------------

Long-term debt                               2,062,757         1,165,751
                                           -----------------------------
Other non-current liabilities                2,269,365         2,247,444
                                           -----------------------------
Minority interest in Parlex (Shanghai)       2,244,958         1,954,472
                                           -----------------------------

Stockholders' equity
  Preferred stock                                  -0-               -0-
  Common stock                                 485,083           485,065
  Additional paid-in capital                23,873,819        23,872,745
  Retained earnings                         18,467,813        18,268,743
  Unrealized gain on short-term
   investments                                  13,472            10,192
  Cumulative translation adjustments            (7,686)           (8,007)
  Less treasury stock at cost               (1,037,625)       (1,037,625)
                                           -----------------------------
      Total Stockholders' equity            41,794,876        41,591,113
                                           -----------------------------
      Total                                $56,044,635       $56,181,484
                                           =============================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
     For the Three Months Ended September 27, 1998 and September 28, 1997
                                 (Unaudited)

                                   September 27, 1998   September 28, 1997
                                   ------------------   ------------------

Product sales                          $15,419,212          $13,672,226
License fees and royalties                  72,544               44,825
                                       --------------------------------
Total Revenues                         $15,491,756          $13,717,051
                                       ================================

Costs and Expenses:
  Cost of products sold                 13,051,471           10,538,912
  Selling, general and administrative
   expenses                              2,114,422            1,879,422
                                       --------------------------------
  Operating costs and expenses          15,165,893           12,418,334
                                       --------------------------------

Operating income                           325,863            1,298,717

Other income                               169,283               90,789

Interest expense                           (76,440)             (93,972)
                                       --------------------------------

Income before income taxes                 418,706            1,295,534

Credit (provision) for income taxes         70,850             (476,950)
                                       --------------------------------

Net income before minority interest        489,556              818,584

Minority interest (Note 2)                (290,486)             (90,305)
                                       --------------------------------

Net income                             $   199,070          $   728,279
                                       ================================

  Basic income per share               $       .04          $       .20
                                       ================================
  Diluted income per share             $       .04          $       .19
                                       ================================

Weighted average shares - basic          4,640,795            3,591,353
                                       ================================
Weighted average shares - diluted        4,788,893            3,802,747
                                       ================================

See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended September 27, 1998 and September 28, 1997
                                 (Unaudited)

                                   September 27, 1998   September 28, 1997
                                   ------------------   ------------------

CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:

  Net Income                           $  199,077           $  728,279
                                       -------------------------------

ADJUSTMENTS TO RECONCILE NET
 INCOME TO CASH PROVIDED
 BY OPERATING ACTIVITIES:
  Depreciation and Amortization           796,526              571,792
  (Gain)Loss on sale of equipment               0              (67,872)
  Deferred compensation                    21,921               20,141
  Minority Interest                       290,486               90,305

Increase(Decrease) in cash from:
  Accounts Receivable - Net               238,381           (1,173,835)
  Other Current Assets                    766,210              201,854
  Refundable Income Taxes                 196,693                    0
  Inventories                            (287,030)            (583,421)
  Accounts Payable                     (1,139,062)             501,616
  Accrued Liabilities                    (647,105)            (184,549)
  Income Taxes Payable                          0              121,187
                                       -------------------------------
      Total Adjustments:                  237,020             (503,122)
                                       -------------------------------

Net cash provided by
 operating activities:                    436,090              235,157
                                       -------------------------------

INVESTING ACTIVITIES:

  Additions to property, plant
   and equipment                       (2,880,469)            (958,116)
  (Increase)Decrease in Other
   assets                                (517,591)               4,236
  Proceeds from sale of equipment               0               76,800
  Maturities of investments
   available for sale                   1,557,959                    0
                                       -------------------------------

  Net cash used for investing
   activities:                         (1,840,101)            (877,080)
                                       -------------------------------

FINANCING ACTIVITIES:
  Payments - Long-term debt              (116,852)                   0
  Loan Payable - JV                        50,000               99,435
  Borrowings under revolving
   credit agreement                     1,200,000               50,000
  Exercise of stock options                 1,092                4,299
                                       -------------------------------

      Net cash provided by
       financing activities:            1,134,240              153,734
                                       -------------------------------

EFFECT OF EXCHANGE RATE CHARGES ON
 CASH:                                        321                1,418
                                       -------------------------------

NET DECREASE IN CASH & CASH
 EQUIVALENTS:                            (269,450)            (496,771)

CASH & CASH EQUIVALENTS AT BEGINNING
 OF PERIOD:                             5,824,233              596,614
                                       -------------------------------

CASH & CASH EQUIVALENTS AT END
 OF PERIOD:                            $5,554,783           $   99,843
                                       ===============================

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

1.    Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 27, 1998 and the results of operations and cash flows for the three months ended September 27, 1998 and September 28, 19976. All adjustments made to the interim financial statements were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1998, and this filing should be read in conjunction with that annual report.

2.    Comprehensive Income

      During the first quarter of 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months ended September 27, 1998 and September 28, 1997 are as follows:

                                                  1999        1998
                                                  ----        ----

Other Comprehensive Income:
  Unrealized gain on short term Investments      $3,280      $  -0-
  Cumulative translation adjustments                321       1,417
                                                 ------------------
                                                 $3,601      $1,417
                                                 ==================

      The accumulated other comprehensive income balance is as follows:

                        Unrealized gains   Cummulative
                         on Short term     Translation
                          Investments      Adjustments        Total
                        ----------------   -----------        -----

Beginning Balance           $10,192          $(8,007)        $2,185
Current Period Change         3,280              321          3,601
                            ---------------------------------------
Ending Balance              $13,472          $(7,686)        $5,786
                            =======================================

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

      Total revenues in the first quarter of the current fiscal year were $15,491,756 versus $13,717,051 for the comparable quarter last year. Revenues were generated primarily from product sales, while some was derived from licensing and royalty fees. The increase in total revenues was primarily attributable to an increase in the volume of units shipped.

      The cost of products sold was $13,051,471 or 84% of sales in the current quarter versus $10,538,912 or 77% of revenues in the first quarter last year. While the laminated cable and Chinese operations performed well, some unanticipated losses were incurred in the manufacturing of flexible circuits associated with automotive applications. Product shipped to the Company's Mexican facility was returned because of an unexpected delay by our customer to qualify the site for finishing operations. As a result, the material was contaminated during unplanned storage and shipment back to our Methuen, Massachusetts facility. These circuits required extensive rework with a significant quantity being scrapped. The Company also failed to achieve desired yields on its recently introduced PALFlex (process for automotive applications.

      Selling, general, and administrative expenses as a percentage of revenue were 14% in the first quarter, both this year as well as last year.

      Other income of $169,283 this quarter was primarily associated with interest income on short-term investments; last year, other income of $90,789 related primarily to the gain on the sale of equipment.

      Interest expense was $76,440 this quarter as compared to $93,972 last year. The decrease was due to a lower level of average borrowings. The interest rate in the first quarter remained essentially unchanged from the same period last year.

      Income before income taxes was $418,706 in the first quarter this year versus $1,295,534 last year. The decrease was due to the losses on automotive programs described above.

      The Company reflected a tax credit of $70,850 this year versus a provision of $476,950 (or 37% effective tax rate) last year. The credit relates to the loss incurred in the Company's U.S. operations, while the Company continues to benefit from the income generated by the Chinese joint venture, which currently is not subject to tax.

      The Company's net income, after recognizing the minority interest in the Chinese joint venture, was $199,070 in the first quarter this year versus $728,279 last year.

Liquidity and Capital Resources

      As of September 27, 1998, the Company had cash, marketable securities, and short term investment of approximately $10,800,000, after having expended over $2,800,000 in the first quarter to pay for its planned expansion. In addition, the Company has a $10,000,000 unsecured revolving line of credit, of which $9,800,000 was available as of November 2, 1998.

      For the remainder of the year, the Company anticipates spending an additional $6,000,000 to expand its manufacturing facilities and purchase capital equipment that will increase its manufacturing capacity and accommodate various new technological processes.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs.

      The Company has a deferred compensation obligation that is owed to the Chairman of the Board of Directors. Amounts to be paid within one year are not deemed to be significant.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. This standard is not expected to have a material effect on its consolidated financial position, results of operations, and financial statement disclosures.

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

Year 2000 Disclosure Statement

      The Year 2000 will effect not only the Company's internal computer systems, but also those external systems with which the Company exchanges any date related information, its customers, suppliers, banks, insurance companies, stockholders, etc. In order to properly assess the extent this problem may have on its operations, the Company has and is continuing to survey its key suppliers, service providers, and trading partners as to their level of preparedness and the effect it will have on the Company's operations.

      The Company has scheduled its enterprise system to be fully Year 2000 compliant by the second quarter of 1999. Quite apart from the Year 2000 problem, the Company is in the process of replacing its legacy computer system with a client server system for which both the hardware and software has been certified as Year 2000 compliant. The total cost of this project is approximately $1,050,000 of which approximately $300,000 was expended during fiscal 1998.

      The Company is in the process of inventorying all its mission critical manufacturing systems in order to determine any Year 2000 issues that may exist. While the Company anticipates that some software upgrades will be required, it does not believe that any issues exist which will prevent these systems from operating as expected after January 1, 2000.

      This inventory is scheduled to be completed by the fourth quarter of 1998 and testing to identify needed remediation will be completed by the end of that quarter. Any required remediation of all mission critical systems will be completed by the end of the first quarter of 1999 and the testing necessary to validate compliance is scheduled to be completed by mid 1999.

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

      There can be no assurance that the conversion of the Company's systems will be successful or that the Company's key contractors will have successful conversion programs, and that any such "Year 2000" compliance failures will not have a material effect on the Company's business, results of operations or financial conditions.

Quantitative and Quality Disclosures About Market Risk

      As of September 27, 1998, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

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

      The Company also has a revolving credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. As of November 2, 1998, the Company owed $200,000 under this arrangement and has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      The remainder of the Company's long term debt bears interest at fixed rates and are therefore not subject to market risk.

      The Company has a subsidiary located in Shanghai, China. Sales are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/ U.S. exchange rate may positively or negatively impace the Company's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and the U.S., the Company does not believe the market risk is material.

      "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

      This quarterly Report on Form 10-Q contains certain forward-looking statements as defined under the Federal Securities Laws. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition and technological change.

                         PART II - OTHER INFORMATION

Items 1-5    THESE ITEMS ARE INAPPLICABLE

Item 6       Exhibits and Reports on Form 8-K.

             (a)  Exhibits - See Exhibit Index

             (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company for the quarter ended
                  September 27, 1998.

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

                                       PARLEX CORPORATION

                                       By:  /s/ Peter J. Murphy
                                            Peter J. Murphy
                                            President


                                       By:  /s/ Steven M. Millstein

                                            Steven M. Millstein
                                            Vice President of Finance
                                            (Principal Accounting and
                                            Financial Officer)

                                       November 12, 1998
                                       Date

                                EXHIBIT INDEX

EXHIBIT      DESCRIPTION OF EXHIBIT                                PAGE
-------      ----------------------                                ----

  11         Statement Regarding Computation of Per
              Share Earnings                                        13

  27         Financial Data Schedule                                14