Form 10-Q
period 1998-12-27
PARLEX CORP
filed 1999-02-11
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


   (Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
-  EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

         Massachusetts                               04-2464749
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

One Parlex Place, Methuen, Massachusetts                 01844
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

                            YES  X       NO
                                ---         ---

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 1999 was 4,642,399 shares.


                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I - Financial Information:                                    Page Number

Consolidated Balance Sheets - December 27, 1998 and June 30, 1998      3

Consolidated Statements of Income - For the Three Months
 And Six Months Ended December 27, 1998 and December 28, 1997          4

Consolidated Statements of Cash Flows - For the Six Months
 Ended December 27, 1998 and December 28, 1997                         5

Notes to Unaudited Consolidated Financial Statements                   6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                             7

Part II - Other Information                                           11

Exhibit Index                                                         12

Signatures                                                            13


                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     December 27, 1998 and June 30, 1998
                                 (Unaudited)

                                              Dec 27, 1998    June 30, 1998
                                              ------------    -------------

                                   ASSETS
Current assets:
  Cash and cash equivalents                   $ 3,443,131      $ 5,824,233
  Short-term Investments                        3,253,594        6,789,469
  Accounts receivable - net                    10,849,784       11,145,750
  Inventories:
    Raw material                                3,535,385        3,413,657
    Work in process                             6,190,177        5,933,000
    Refundable income taxes                        70,110          323,626
    Deferred income taxes                         372,725          372,725
    Other current assets                          880,197        1,706,367
                                              ----------------------------
      Total current assets                     28,595,103       35,508,827
                                              ----------------------------
Property, plant and equipment:
  Land                                            468,864          468,864
  Buildings                                     7,724,022        7,724,022
  Machinery and equipment                      28,085,069       27,200,755
  Leasehold improvements and other              2,300,645        2,270,658
  Construction in progress                      9,820,098        4,390,805
                                              ----------------------------
      Total                                    48,398,698       42,055,104
  Less accumulated depreciation and
  Amortization                                (23,472,350)     (22,031,645)
                                              ----------------------------
    Property, plant and equipment - net        24,926,348       20,023,459
                                              ----------------------------
Other assets                                      550,228          649,198
                                              ----------------------------
      Total                                   $54,071,679      $56,181,484
                                              ============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt           $   121,158      $   121,158
  Bank loan                                           -0-          310,577
  Accounts payable                              4,518,140        6,437,169
  Accrued liabilities                           1,582,628        2,353,800
                                              ----------------------------
      Total current liabilities                 6,221,926        9,222,704
                                              ----------------------------

Long-term debt                                    981,622        1,165,751
Other non-current liabilities                   2,289,989        2,247,444
Minority interest in Parlex (Shanghai)          2,250,066        1,954,472

Stockholders' equity
  Preferred stock                                     -0-              -0-
  Common stock                                    485,240          485,065
  Additional paid-in capital                   23,880,180       23,872,745
  Retained earnings                            19,007,353       18,268,743
  Unrealized gain on short-term investments           536           10,192
  Cumulative translation adjustments               (7,608)          (8,007)
  Less treasury stock at cost                  (1,037,625)      (1,037,625)
                                              ----------------------------
    Total Stockholders' equity                 42,328,076       41,591,113
                                              ----------------------------
    Total                                     $54,071,679      $56,181,484
                                              ============================


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months and Six Months Ended December 27, 1998
                            and December 28, 1997
                                 (Unaudited)

                                             Three Months Ended             Six Months Ended
                                         Dec 27, 1998   Dec 28, 1997   Dec 27, 1998   Dec 28,1997
                                         ------------   ------------   ------------   -----------

Product sales                            $15,337,148    $14,130,813    $30,756,360    $27,803,039
License fees and royalties                    16,842         52,771         89,386         97,596
                                         --------------------------------------------------------
Total Revenues                            15,353,990     14,183,584     30,845,746     27,900,635
                                         --------------------------------------------------------

Costs and Expenses:

  Cost of products sold                   12,520,118     11,315,973     25,571,589     21,854,885

  Selling, general and administrative
   expenses                                2,004,276      1,932,421      4,118,698      3,811,843
                                         --------------------------------------------------------

  Operating costs and expenses            14,524.394     13,248,394     29,690,287     25,666,728

Operating income                             829,596        935,190      1,155,459      2,233,907

Other income                                  85,267        140,276        254,550        231,065

Interest expense                             (56,200)       (64,265)      (133,640)      (158,237)
                                         --------------------------------------------------------

Income before income taxes                   858,663      1,011,201      1,277,369      2,306,735

Provision for income taxes                  (314,015)      (277,400)      (243,165)      (754,350)
                                         --------------------------------------------------------

Net income before minority interest          544,648        733,801      1,034,204      1,552,385

Minority interest                             (5,108)      (146,862)      (295,594)      (237,167)
                                         --------------------------------------------------------

Net income                               $   539,540    $   586,939    $   738,610    $ 1,315,218
                                         ========================================================

  Basic earnings per share               $       .12    $       .14    $       .16    $       .33
                                         ========================================================
  Diluted earnings per share             $       .11    $       .13    $       .15    $       .32
                                         ========================================================

Weighted average shares - basic            4,641,656      4,330,431      4,641,226      3,960,892
                                         ========================================================
Weighted average shares - diluted          4,759,714      4,537,906      4,774,304      4,170,327
                                         ========================================================


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Six Months Ended December 27, 1998 and December 28, 1997
                                 (Unaudited)

                                                      December 27, 1998    December 28, 1997

Cash Flows Provided by Operating Activities:
  Net Income                                              $  738,610          $ 1,315,218
                                                          -------------------------------
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization                          1,503,207            1,160,993
    Deferred compensation                                     42,545               40,713
    Gain on sale of equipment                                   (300)             (67,572)
    Minority interest                                        295,594              237,167
    Increase (decrease) in cash from:
      Accounts receivable - net                              295,966           (1,108,966)
      Inventories                                           (378,905)            (653,093)
      Refundable income taxes                                253,516                    -
      Other current assets                                   826,170             (576,326)
      Accounts payable                                    (1,919,029)            (634,601)
      Accrued liabilities                                   (771,172)            (575,881)
      Income taxes payable                                         -             (290,553)
                                                          -------------------------------
Total adjustments                                            147,592           (2,468,119)
                                                          -------------------------------

Net cash provided (used) by operating activities             886,202           (1,152,901)
                                                          -------------------------------

Investment Activities:
  Additions to property, plant and equipment              (6,406,096)          (2,865,170)
  Decrease in other assets                                    98,970               38,032
  Proceeds from the sale of equipment                            300               76,800
  Maturity of investments available for sale               3,526,219                  -0-
                                                          -------------------------------
  Net cash used for investment activities                 (2,780,607)          (2,750,338)
                                                          -------------------------------

Financing Activities:
  Repayments under revolving credit agreement                    -0-           (2,200,000)
  Loan payable - Joint Venture                              (310,577)            (298,257)
  Decrease in long-term debt                                (184,129)                 -0-
  Exercise of stock options and stock offering                 7,610           20,402,821
                                                          -------------------------------
  Net cash provided (used) by financing activities          (487,096)          17,904,564
                                                          -------------------------------

  Effect of exchange rate changes on cash                        399               14,005
                                                          -------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents      (2,381,102)          14,015,330

Cash and Cash Equivalents at Beginning of Period           5,824,233              596,614
                                                          -------------------------------

Cash and Cash Equivalents at End of Period                $3,443,131          $14,611,944
                                                          ===============================

Supplementary Disclosure of Non Cash Transactions:
  Equipment acquired via capital lease                    $      -0-          $   320,450
                                                          ===============================


See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.  Management Statement
    --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 27, 1998 and the results of operations and cash flows for the three months and six months ended December 27, 1998 and December 28, 1997. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1998, and this filing should be read in conjunction with that annual report.

2.  Comprehensive Income
    --------------------

      At the commencement of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and six months ended December 27, 1998 and December 28, 1997 are as follows:

                                             Second Qtr              6 Months
                                           1999       1998       1999        1998
                                           ----       ----       ----        ----
Other Comprehensive Income:
  Unrealized gain (loss) on short
   term Investments                     $(12,936)   $   -0-    $(9,656)    $   -0-
  Cumulative translation adjustments          78     12,586        399      14,005
                                        ------------------------------------------
                                        $(12,858)   $12,586    $(9,257)    $14,005
                                        ==========================================


The accumulated other comprehensive income balance is as follows:

                       Unrealized gains on     Cumulative Trans-
                     Short term Investments    lation Adjustments    Total
                     ------------------------------------------------------

Beginning Balance           $10,192                 $(8,007)        $ 2,185
Current Year Change          (9,656)                    399          (9,257)
                            -----------------------------------------------
Ending Balance              $   536                 $(7,608)        $(7,072)
                            ===============================================


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations
---------------------

      This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors That May Affect Future Results" set forth on Page 10 and in the Company's other filings with the U.S. Securities and Exchange Commission.

      Total revenues increased 8% in the second quarter of the current fiscal year to $15,353,990 versus $14,183,584 for the comparable quarter last year. Revenues were generated primarily from product sales, while some was derived from licensing and royalty fees. The increase in total revenues was attributable to an increase in the volume of units shipped from each of the Company's various locations.

      For the first six months, revenues were $30,845,746, or 11% higher than the $27,900,635 reported last year during the same period.

      The cost of products sold as a percentage of sales was 82%, a slight increase from the 80% reported in the second quarter last year, but an improvement over the 85% reported in the first quarter this year. From an operations perspective, improvement in yields and other measurements of performance were achieved this quarter. However, these improvements were offset by unabsorbed overhead associated with the Company's Mexican facility. In addition, there were some additional write-offs of inventory relating to the contamination issue that resulted during the first quarter of this year (and discussed in the preceding Form 10-Q filing). These problems should not have any significant impact in the ensuing quarters.

      For the first six months, the cost of sales percentage was 83% versus 78% for the same period a year ago. The increase in percentage resulted from the same factors described above.

      Selling, general and administrative expenses as a percentage of sales were 13% in the current quarter and first six months this year. Last year, the percentage was 14% in each of the respective periods.

      Other income this year was $85,267 as compared to $140,276 in the second quarter last year. Other income in each period related primarily to interest income earned on investments. Fewer dollars were available for investment this year as a result of the Company's investment in facilities and equipment to increase capacity.

      For the first six months, other income amounted to $254,550 versus $231,065 last year. The monies available for investment arose from the secondary offering completed in October 1997. Therefore, no interest income was earned in the first quarter of last year. A significant portion of last year's other income related to the gain on sale of equipment, as well as interest income earned during the second quarter.

      Interest expense was $56,200 this quarter versus $64,265 last year. For the first six months, interest expense was $133,640 as compared to $158,237 last year. Other than the Chinese joint venture, the Company, at present, does not have any funded debt, which is the primary factor contributing to the decrease in expense.

      The above factors resulted in income before taxes of $858,663 and $1,277,369 for the second quarter and first six months, respectively. This compares to $1,011,201 in the second quarter and $2,306,735 for the first six months last year.

      The Company's effective tax rate was approximately 37% in the second quarter this year, and 19% for the first six months. This compares to last year's rates of 27% in the second quarter last year, and 33% for the first six months. The difference in the rates relates to the mix of earnings between the U.S. operations and the Chinese joint venture. The Company continues to benefit from the income generated by the Chinese joint venture, which currently is not subject to tax.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $539,540 and $738,610 for the current quarter and first six months, respectively. This compares to $586,939 and $1,315,218 for the respective time periods last year.

Liquidity and Capital Resources
-------------------------------

      As of December 27, 1998, the Company had cash and short term investments of approximately $6,700,000, after having expended over $6,400,000 in the first six months to pay for its planned facilities expansion and investment in equipment. The Company has a $10,000,000 unsecured revolving line of credit, all of which was available. For the remainder of the year, the Company anticipates spending an additional $4,000,000 to expand its manufacturing capacity and accommodate various new technological processes.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs.

      The Company has a deferred compensation obligation that is owed to the Chairman of the Board of Directors. Amounts to be paid within one year, if any, are not deemed to be material.

      In January 1999, the Company announced that it reached a preliminary agreement to acquire 55% ownership in a manufacturer of flexible printed circuit boards for a cash payment of $1,800,000. The agreement is subject to completion of due diligence, reviews and the execution of a definitive agreement.

New Accounting Pronouncements
-----------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No.131 will be adopted by the Company during the fourth quarter of fiscal 1999. This standard is not expected to have a material effect on its consolidated financial position, results of operations, and financial statement disclosures.

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2000. This standard is not expected to have a material effect on its consolidated financial position, results of operations and financial statement disclosures.

Year 2000 Disclosure Statement
------------------------------

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

      The Company has scheduled its enterprise system to be fully Year 2000 compliant by the second quarter of calendar 1999. Quite apart from the Year 2000 problem, the Company is in the process of replacing its legacy computer system with a client server system for which both the hardware and software have been certified as Year 2000 compliant. The total cost of this project is approximately $800,000 of which approximately $465,000 has thus far been expended.

      The Company has inventoried all of its mission critical manufacturing systems in order to determine any Year 2000 issues that may exist. While the Company anticipates that some software upgrades will be required, it does not believe that any issues exist which will prevent these systems from operating as expected by January 1, 2000.

      This inventory was completed in the fourth quarter of calendar 1998. The required remediation of all mission critical systems will be completed by the end of the first quarter of calendar 1999 and the testing necessary to validate compliance is scheduled to be completed by August 1999.

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

      There can be no assurance that the conversion of the Company's systems will be successful or the Company's key contractors will have successful conversion programs, and that any such "Year 2000" compliance failures will not have a material adverse effect on the Company's business, results of operations or financial condition.

Quantitative and Quality Disclosures About Market Risk
------------------------------------------------------

      As of December 27, 1998, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

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

      The Company also has a revolving credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. As of December 27, 1998, no monies were borrowed under this line of credit. The Company has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

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

"Factors That May Affect Future Results"
----------------------------------------

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


                         PART II - OTHER INFORMATION
                         ---------------------------


Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Registrant's Annual Meeting of Stockholders was held on December 1, 1998.

         (b) At the Annual Meeting, stockholders elected the following Class I directors whose terms expire in 2001:

                                                    Withheld
                                      For           Authority
                                      ---           ---------
         Richard W. Hale           4,405,068          32,523
         Lester Pollack            4,402,953          34,638
         Benjamin M. Rabinovici    4,402,453          35,138


      The following other directors' respective terms of office continued in effect after the meeting:

                        Continuing Class II Directors
                       Continuing in Office until 1999
                       -------------------------------

                               M. Joel Kosheff
                               Peter J. Murphy

                       Continuing Class III Directors
                       Continuing in Office until 2000
                       -------------------------------

                             Herbert W. Pollack
                             Sheldon A. Buckler

         (c) At the Annual Meeting, stockholders approved an amendment to the 1989 Employees' Stock Option Plan as described in the Company's proxy statement.

                   For                    3,187,974
                   Against                  274,042
                   Abstain                   10,495
                   Delivered-Not-Voted      965,080

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits; see Exhibit Index

         (b) No reports on Form 8-K were filed during the quarter ended December 27, 1998.


                                EXHIBIT INDEX


Exhibit                 Description of Exhibit                         Page
-------                 ----------------------                         ----

  11       Statement Regarding Computation of Per Share Earnings        14

  27       Financial Data Schedule                                      15


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PARLEX CORPORATION
                                  ------------------




                                  By: /s/ Peter J. Murphy
                                      --------------------------
                                      Peter J. Murphy
                                      President




                                  By: /s/ Steven M. Millstein
                                      --------------------------
                                      Steven M. Millstein
                                      Vice President of Finance

                                  (Principal Accounting and Financial
                                   Officer)

                                  February 10, 1999
                                  ------------------------------
                                  Date