Form 10-Q
period 1999-03-28
PARLEX CORP
filed 1999-05-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    (Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 28, 1999

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

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 30, 1999 was 4,658,149 shares.


                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----


Part I - Financial Information                                   Page
                                                                 ----

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets - March 28, 1999 and June 30, 1998    3

Consolidated Statements of Income - For the Three Months
 And Nine Months Ended March 28, 1999 and March 29, 1998          4

Consolidated Statements of Cash Flows - For the Nine Months
 Ended March 28, 1999 and March 29, 1998                          5

Notes to Unaudited Consolidated Financial Statements              6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                        7

Part II - Other Information                                      11

Exhibit Index                                                    12

Signatures                                                       13


                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      March 28, 1999 and June 30, 1998
                                 (Unaudited)


                                          March 28, 1999    June 30, 1998
                                          --------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                $ 3,260,255       $ 5,824,233
  Short-term Investments                     2,760,161         6,789,469
  Accounts receivable - net                 11,868,181        11,145,750
  Inventories:
    Raw material                             3,265,124         3,413,657
    Work in process                          6,643,675         5,933,000
    Refundable income taxes                      3,774           323,626
    Deferred income taxes                      372,725           372,725
    Other current assets                     1,471,652         1,706,367
                                           -----------------------------
      Total current assets                  29,645,547        35,508,827
                                           -----------------------------

Property, plant and equipment:
  Land                                         468,864           468,864
  Buildings                                  7,760,063         7,724,022
  Machinery and equipment                   29,016,385        27,200,755
  Leasehold improvements and other           2,255,258         2,270,658
  Construction in progress                  12,950,526         4,390,805
                                           -----------------------------
      Total                                 52,451,096        42,055,104
  Less accumulated depreciation and
   Amortization                            (24,091,807)      (22,031,645)
                                           -----------------------------
  Property, plant and equipment - net       28,359,289        20,023,459
                                           -----------------------------
Other assets                                   545,328           649,198
                                           -----------------------------
      Total                                $58,550,164       $56,181,484
                                           =============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $   121,158       $   121,158
  Bank loan                                          -           310,577
  Accounts payable                           6,738,489         6,437,169
  Accrued liabilities                        2,743,018         2,353,800
                                           -----------------------------
      Total current liabilities              9,602,665         9,222,704
                                           -----------------------------

Long-term debt                                 913,959         1,165,751
                                           -----------------------------
Other non-current liabilities                2,310,794         2,247,444
                                           -----------------------------
Minority interest in Parlex (Shanghai)       2,399,683         1,954,472
                                           -----------------------------

Stockholders' equity
  Preferred stock                                  -0-               -0-
  Common stock                                 486,739           485,065
  Additional paid-in capital                23,938,680        23,872,745
  Retained earnings                         19,951,030        18,268,743
  Unrealized gain (loss) on short-term
   investments                                  (8,453)           10,192
  Cumulative translation adjustments            (7,308)           (8,007)
  Less treasury stock at cost               (1,037,625)       (1,037,625)
                                           -----------------------------
      Total Stockholders' equity            43,323,063        41,591,113
                                           -----------------------------
      Total                                $58,550,164       $56,181,484
                                           =============================



See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
          For the Three Months and Nine Months Ended March 28, 1999
                             and March 29, 1998
                                 (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                         Mar 28, 1999    Mar 29, 1998    Mar 28, 1999    Mar 29, 1998
                                         ------------    ------------    ------------    ------------

Product sales                            $15,747,974     $14,210,541     $46,504,334     $42,013,580
License fees and royalties                   351,021          85,411         440,407         183,007
                                         -----------------------------------------------------------
Total Revenues                            16,098,995      14,295,952      46,944,741      42,196,587
                                         -----------------------------------------------------------

Costs and Expenses:

  Cost of products sold                   12,112,294      11,268,857      37,683,883      33,123,743

  Selling, general and administrative
   expenses                                2,566,873       1,996,916       6,685,571       5,808,759
                                         -----------------------------------------------------------

  Operating costs and expenses            14,679,167      13,265,773      44,369,454      38,932,502
                                         -----------------------------------------------------------

Operating income                           1,419,828       1,030,179       2,575,287       3,264,085

Other income                                 123,545         263,019         378,095         494,085

Interest expense                             (40,079)        (32,985)       (172,719)       (191,222)
                                         -----------------------------------------------------------

Income before income taxes                 1,503,294       1,260,213       2,780,663       3,566,948

Provision for income taxes                  (410,000)       (399,800)       (653,165)     (1,154,150)
                                         -----------------------------------------------------------

Net income before minority interest        1,093,294         860,413       2,127,498       2,412,798

Minority interest                           (149,617)        (37,463)       (445,211)       (274,630)
                                         -----------------------------------------------------------

Net income                               $   943,677     $   822,950     $ 1,682,287     $ 2,138,168
                                         ===========================================================
  Basic income per share                 $       .20     $       .18     $       .36     $       .51
                                         ===========================================================
  Diluted income per share               $       .20     $       .17     $       .35     $       .49
                                         ===========================================================

Weighted average shares - basic            4,651,506       4,620,229       4,644,652       4,180,671
                                         ===========================================================
Weighted average shares - diluted          4,768,882       4,788,906       4,772,496       4,376,368
                                         ===========================================================



See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                  Nine Months Ended
                                                          March 28, 1999    March 29, 1998
                                                          --------------    --------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net Income                                                $ 1,682,287       $ 2,138,168
                                                            -----------------------------

Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
  Depreciation and amortization                               2,216,653         1,761,352
  Gain on sale of equipment                                      (4,300)          (68,572)
  Deferred compensation                                          63,350            61,726
  Minority interest                                             445,211           274,627
  Increase(decrease) in cash from:
    Accounts receivable - net                                  (722,431)       (1,474,671)
    Inventories                                                (562,142)       (1,934,880)
    Refundable income taxes                                     319,852                 0
    Other current assets                                        234,715          (618,463)
    Accounts payable                                            301,320           291,476
    Accrued liabilities                                         389,218           (51,216)
    Income taxes payable                                              0          (398,562)
                                                            -----------------------------
Total adjustments:                                            2,681,446        (2,157,183)
                                                            -----------------------------

Net cash provided by (used for) operating activities:         4,363,733           (19,015)
                                                            -----------------------------

Investment activities:
  Additions to property, plant and equipment                (10,552,483)       (5,359,472)
  Increase in other assets                                      103,870           (16,060)
  Proceeds from the sale of equipment                             4,300            77,800
  Maturity of investments available for sale                  4,010,663                 0
                                                            -----------------------------
Net cash used for investment activities                      (6,433,650)       (5,297,732)
                                                            -----------------------------

Financing activities:
  Repayments under revolving credit agreement                  (251,792)       (2,350,000)
  Loan payable - Joint Venture                                 (310,577)          800,482
  Exercise of stock options and stock offering                   67,609        20,525,972
                                                            -----------------------------
  Net cash provided (used for) by financing activities         (494,760)       18,976,454
                                                            -----------------------------

  Effect of exchange rate changes with cash                         699            (2,826)
                                                            -----------------------------

Net (decrease) increase in cash and cash equivalents         (2,563,978)       13,656,881

Cash and cash equivalents at beginning of period              5,824,233           596,614
                                                            -----------------------------

Cash and cash equivalents at end of period                  $ 3,260,255       $14,253,495
                                                            =============================



See Notes to Unaudited Consolidated Financial Statements


                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.  Management Statement
------------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 28, 1999 and the results of operations and cash flows for the three months and nine months ended March 28, 1999 and March 29, 1998. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1998, and this filing should be read in conjunction with that annual report.

2.  Comprehensive Income
------------------------

      At the commencement of fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income for the three months and nine months ended March 28, 1999 and March 29, 1998 are as follows:


                                              Third Qtr               Nine Months
                                          1999        1998         1999         1998
                                          ----        ----         ----         ----

Other Comprehensive Income:
  Unrealized gain (loss) on short
   term investments                     $(8,989)    $    -0-     $(18,645)    $ -0-
  Cumulative translation adjustments        300      (17,419)         699      (3,414)
                                        ---------------------------------------------
                                        $ 8,689     $ 17,419     $(17,946)    $(3,414)
                                        =============================================


The accumulated other comprehensive income balance is as follows:


                         Unrealized gains (losses)    Cumulative Trans-
                         on Short term Investments    lation Adjustments      Total
                         ----------------------------------------------------------

Beginning Balance                $ 10,192                  $(8,007)         $  2,185
Current Period Change             (18,645)                     699           (17,946)
Ending Balance                   $ (8,453)                 $(7,308)         $(15,761)



                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations
---------------------

      The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors that May Affect Future Results" set forth on Page 10 herein and in the Company's other filings with the U.S. Securities and Exchange Commission.

      Total revenues in the third quarter of the current fiscal year increased 13% to $16,098,995 from $14,295,952 in the comparable quarter last year. The increase in total revenues was attributable to an increase in the volume shipped from each of the Company's various locations. Revenues were generated primarily from product sales, while some was derived from licensing and royalty fees.

      For the first nine months, revenues were $46,944,741 versus $42,196,587 reported in the same time period last year. The backlog at March 28, 1999 was $28 million. The Company is seeing an increase in demand across its entire product line. Particularly encouraging are new orders for a variety of new applications in the telecommunication and automotive segments reflecting widespread acceptance of the Company's flexible circuit technology.

      The cost of products sold as a percentage of revenue in the third quarter was 75%, an improvement from the 79% reflected in the corresponding quarter a year ago. Improvement in yields and other measurements of operational performance were achieved this quarter. In addition, the Company is beginning to realize cost reductions in the assembly and finishing operations, which in large part, have been transferred to the Company's Mexican facility.

      For the first nine months of 1999, the cost of products sold as a percentage of revenue was 80% as compared to 78% last year. The increase in percentage related to write-offs of inventory arising from a contamination issue during the first quarter of this year (and discussed in the Form 10-Q for the quarter ended). Additionally, the recently established Mexican plant did not become fully operational until this quarter. Prior to this quarter, the Company was incurring some unabsorbed overhead at this facility.

      Selling, general, and administrative expenses as a percentage of revenue were 16% in the current quarter versus 14% in the third quarter last year. The increase was attributable to a provision for incentive compensation based upon performance for the Company's employees. This provision is discretionary and is subject to approval by the Company's Board of Directors.

      For the first nine months, selling, general, and administrative expenses as a percentage of revenue were 14% for both this year and last year.

      Other income in the third quarter of 1999 was $123,545 as compared to $263,019 in the third quarter last year. Other income in each period has related primarily to interest income earned on investments. Fewer dollars were available for investment this year as a result of the Company's investment in facilities and equipment to increase capacity.

      For the first nine months of fiscal 1999, other income was $378,095 versus $494,085 for the same period last year. Last year's "Other Income" included a gain on sale of equipment. A lower level of interest income and the absence of any "gain" contributed to the reduction in "other income" this year.

      Interest expense was $40,079 this quarter versus $32,985for the same period last year. For the first nine months of fiscal 1999, interest expense was $172,719 as compared to $191,222 for the same period last year. The increase in interest expense in the third quarter related primarily to borrowings by the Chinese joint venture.

      The above factors resulted in income before taxes of $1,503,294 this quarter versus $1,260,213 in the third quarter last year. For the first nine months of fiscal 1999, income before taxes was $2,780,663 and was $3,566,948 in the same period for fiscal year 1998.

      The Company's effective tax rate was 27% and 23% in the third quarter of 1999 and the first nine months, respectively, of this year. Last year, the Company's effective tax rate was 32% for both the third quarter and first nine months. The difference in the rates relates primarily to the mix of earnings between the United States operations and the Chinese joint venture. The Company continues to benefit from the income generated by the Chinese joint venture, which currently is not subject to tax.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $943,677 in the third quarter of 1999 and $1,682,287 for the first nine months of fiscal year 1999. This compares to $822,950 and $2,138,168 for the respective time periods last year.

Liquidity and Capital Resources
-------------------------------

      As of March 28, 1999, the Company had cash and short term investments of approximately $6,000,000, after having expended over $10,500,000 in the first nine months to pay for its planned facilities expansion and investment in equipment. The Company has a $10,000,000 unsecured revolving line of credit, all of which was available at March 28, 1999.

      As of April 30, 1999, the Company completed its purchase of the assets of Hadco's Dynaflex division, located in San Jose, California for $2,500,000 plus the assumption of certain liabilities. Dynaflex will operate as a wholly-owned subsidiary of Parlex Corporation. This subsidiary will satisfy the Company's strategic requirements of a quickturn prototype capability, while providing a substantive presence in the high tech Silicon Valley region as well as the entire west coast.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs.

      The Company has a deferred compensation obligation to the Chairman of the Board of Directors. Amounts to be paid within one year, if any, are not deemed to be material.

New Accounting Pronouncements
-----------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 will be adopted by the Company during the fourth quarter of fiscal 1999. This standard is not expected to have a material effect on its consolidated financial position, results of operations, or financial statement disclosures.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2000. This standard is not expected to have a material effect on its consolidated financial position, results of operations or financial statement disclosures.

Year 2000 Disclosure Statement
------------------------------

      The Year 2000 will effect the Company's internal computer systems, and certain external systems with which the Company exchanges any date related information, its customers, suppliers, banks, insurance companies, stockholders, etc. In order to properly assess the extent this problem may have on its operations, the Company has and is continuing to survey its key suppliers, service providers, and trading partners as to their level of preparedness and the effect it will have on the Company's operations.

      The Company has scheduled its enterprise system to be fully Year 2000 compliant by the second calendar quarter of 1999. Quite apart from the Year 2000 problem, the Company is in the process of replacing its legacy computer system with a client server system for which both the hardware and software have been certified as Year 2000 compliant. The total cost of this project is approximately $800,000, of which approximately $600,000 has been expended to date.

      The Company has inventoried all of its mission critical manufacturing systems in order to determine any Year 2000 issues that may exist. While software upgrades will be required, the Company does not believe that any issues exist which will prevent these systems from operating as expected by January 1, 2000.

      This inventory was completed in the fourth quarter of calendar 1998. The required remediation of all mission critical systems will be completed by the end of the second calendar quarter of 1999 and the testing necessary to validate compliance is scheduled to be completed by August 1999.

      The Year 2000 issue does present some risk that the Company's operations may suffer disruption as a result of either a computer malfunction or a corruption of date sensitive data. If this does occur, the Company believes that it most likely will be due to factors external to the Company. Because of the Company's internal Year 2000 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

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

Quantitative and Quality Disclosures About Market Risk
------------------------------------------------------

      As of March 28, 1999, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

      The Company maintains a portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates decrease. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon the Company's financial position.

      The Company's Chinese joint venture, Parlex (Shanghai), has an outstanding bank loan that bears interest at a rate of 125 basis points over the Singapore Interbank Offer Rate ("SIBOR") and is therefore affected by changes in market interest rates. However, Parlex (Shanghai) has the option to pay the balance in full at any time without penalty. As a result, the Company believes that the market risk is not material.

      The Company also has a revolving line of credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. As of March 28, 1999, no monies were borrowed under this line of credit. The Company has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      The Company owns a 50.1% equity interest in a joint venture located in Shanghai, China. Sales are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/U.S. exchange rate may positively or negatively impact the joint venture's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and the U.S., the Company does not believe the market risk is material.

Factors That May Affect Future Results
--------------------------------------

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


                         PART II - OTHER INFORMATION
                         ---------------------------


Items 1-5  THESE ITEMS ARE INAPPLICABLE


Item 6     Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits - See Exhibit Index

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company for the quarter ended
                 March 28, 1999.


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARLEX CORPORATION
                                       ------------------


                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President



                                       By: /s/ Steven M. Millstein
                                           --------------------------------
                                           Steven M. Millstein
                                           Vice President of Finance

                                           (Principal Accounting and
                                            Financial Officer)




                                       Date  May 12, 1999
                                             ------------------------------


                                EXHIBIT INDEX



EXHIBIT    DESCRIPTION OF EXHIBIT                                      PAGE
-------    ----------------------                                      ----

  11       Statement Regarding Computation of Per Share Earnings        14

  27       Financial Data Schedule                                      15