Form 10-K
period 1999-06-30
PARLEX CORP
filed 1999-10-01
CIK 724988

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended June 30, 1999          Commission File No. 0-12942
---------------------------------------          ---------------------------

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

          Massachusetts                              04-2464749
          -------------                              ----------
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)               Identification Number)

                              One Parlex Place
                              ----------------
                        Methuen, Massachusetts 01844
                        ----------------------------
        (Address of principal executive offices, including zip code)

                                978-685-4341
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
         -----------------------------------------------------------

       Title of Each Class           Name of exchange on which registered
       -------------------           ------------------------------------
  Common Stock ($.10 par value)                 National Market

         Securities registered pursuant to Section 12(g) of the Act:
         -----------------------------------------------------------
                                    None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES  [X]                  NO  [ ]
                           ---                      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of shares of the Registrant's Common Stock, par value $.10 per share, held by non-affiliates of the Registrant at September 7, 1999 as computed by reference to the closing price of such stock was approximately $62,885,996.

       The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 7, 1999 was 4,805,148 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

      Portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.
============================================================================

                   FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors that May Affect Future Results." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   Part I

Item 1. Business
----------------

      Parlex is a leading supplier of flexible interconnects principally for sale to the automotive, military/aerospace, computer, telecommunications and industrial markets. The Company's product offering, which the Company believes is the broadest of any company in the flexible interconnect industry, includes flexible circuits, laminated cable, flexible/cable hybrid circuits and flexible interconnect assemblies. The Company also has a dedicated facility to provide our customers with quickturn/prototype flexible circuits. Flexible circuits, which consist of conductive copper patterns that are laminated to flexible substrate materials such as polyimide or polyester, are used to provide connections between components and electronic systems and as a substrate to support electronic devices. Laminated cables, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. Flexible/cable hybrid circuits combine the lower cost of laminated cable with the technology of flexible circuits into a single cost-effective interconnect. Flexible interconnect assemblies are formed by adding components such as integrated circuits, connectors, resistors and capacitors to flexible circuits or laminated cables. The advantages of flexible interconnects over alternative technologies such as rigid printed circuits include three-dimensional packaging and superior thermal qualities as well as reduced size and weight. The Institute for Interconnecting and Packaging of Electronic Circuits ("IPC"), an international trade organization, estimates that worldwide sales of flexible circuits in 1999 exceeded $2.5 billion. The IPC has reported that the flexible circuit industry in North American has grown at rates between 12% and 19% in each of the past three years.

      The Company believes that its creative engineering expertise and its ability to advance the technology of manufacturing processes and materials allow it to provide its customers with a comprehensive range of flexible interconnect solutions. Beginning at the design phase, the Company's design engineers work closely with its customers to ensure the produceabilty of a design. Once a design has been completed, the Company utilizes its innovative materials and processes, including PALFlex(r), PALCoat(r), U-Flex(r), PALCon(r) and PALCore(r), to produce a flexible interconnect product that meets its customers' performance needs and cost objectives.

      The Company's objective is to be the supplier of choice for key customers in markets where cost-effective flexible interconnects provide added value to the customers' products. Within its targeted market segments, the Company believes that its ability to develop strategic customer relationships and provide a broad product offering serves as a competitive advantage. These relationships have enabled the Company to work closely with its customers from the design phase through production to ensure that its customers' flexible interconnect requirements are met. In fiscal 1999, the Company's top customers in terms of revenues were Nortel, Motorola, Amp, Raytheon, and Allied Signal.

      An important element of the Company's growth strategy has been diversification among its targeted markets. Since 1992, the Company has reduced revenues from military/aerospace applications from approximately 53% to 15% of total revenues, while increasing overall revenues by over twofold through June 30, 1999. As a result of the Company's growth in recent years, the Company has expanded its manufacturing operations to better accommodate its customers' geographic and cost requirements. In 1995, the Company established Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"), a joint venture in China designed to serve the Asian market with flexible circuits as well as to produce certain products more cost-effectively for North American customers. The Company has opened an interconnect finishing facility in Empalme, Mexico which began to ship product in fiscal year 1999. The Company has also established logistic support capabilities in Singapore and France. In April of 1999 the Company purchased Dynaflex, a division of Hadco Corporation. Dynaflex, strategically located in San Jose, California, produces a full range of flexible circuits in limited quantities in order to meet the requirement for short lead times usually associated with prototype products.

Industry Overview

      Over the past two decades, electronic systems have become smaller, lighter and more reliable, while demands for performance at lower costs have increased dramatically. Although rigid printed circuits are a conventional form of electronic packaging, their two-dimensional form limit the options available to the design engineer. As the demand for more portable electronic packaging has increased, so too has the demand for flexible, three-dimensional circuits. In addition to the improved packaging and performance characteristics, flexible circuits offer superior thermal dissipation characteristics compared to rigid circuits, making flexible circuits attractive for use in advanced, high-speed electronics.

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

Strategy

      The Company's objective is to be the flexible interconnect supplier of choice for key customers in its target markets. The Company's strategy to achieve this objective includes the following key elements:

   * Develop Innovative Processes and Materials. The Company believes that its ability to develop innovative materials and processes enhances the opportunity for growth within its targeted markets. The Company intends to continue to focus its development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable the Company to produce cost-effective flexible interconnects, at reduced cycle time, that are reliable and improve its customers' product performance. The Company's PALFlex(r), PALCoat, U-Flex and PALCore technologies are examples of materials and manufacturing processes that have resulted from the Company's focus on innovation.

   * Develop Strategic Relationships with Key Customers. The Company seeks to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with its customers, the Company works with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. The Company believes that these relationships are most effective where the Company is providing a significant portion of a customer's flexible interconnect requirements. Through these strategic relationships, the Company achieves greater visibility into the customer's entire range of flexible interconnect requirements.

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

   * Offer the Broadest Range of Products in the Flexible Interconnect Industry. The Company intends to continue to provide a broad product offering that allows it to service virtually all of its customers' flexible interconnect requirements. Parlex is not aware of any other company in the flexible interconnect industry that offers a broader range of products. The Company's product line includes flexible and rigid-flexible circuits from 1 to 24 layers, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The Company uses a variety of materials in its products, including adhesiveless and adhesive-based polyimide as well as polyester.

   * Expand Global Presence. The Company believes that flexible interconnect customers will increasingly require service on a global basis. To address these requirements, the Company has continued to expand its global presence in emerging markets and throughout the world. For example, the Company established a joint venture company in China as a base for its operations in that region and to serve the emerging market in China. The Company has also developed, and plans to continue to develop, strategic relationships and alliances that it believes are necessary for the success of its international business. In May 1998, the Company leased a facility in Mexico. This branch performs the finishing, and, in some instances, assembly operations to parts being manufactured at the Company's flexible circuit and laminated cable facilities. The Company purchased a facility located in San Jose, California, to produce low to medium volumes of flexible circuits. This facility provides a presence in the western United States and supports several customers who use Parlex Shanghai for high volume production. The Company has distribution arrangements in Singapore and France.

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

   * Multilayer and Rigid-Flexible Circuits consist of layers of circuitry that are stacked and laminated. These circuits are used where the complexity of the electronic design demands multiple layers of flexible circuitry. If some of the layers are rigid board material, the product becomes a rigid-flexible circuit. Multilayer and rigid-flexible circuits are common in military applications for flight computers, multipurpose displays and flight control systems. In commercial applications, these products are used on high-speed telephone distribution equipment, computer networking electronics and patient monitoring devices. The Company has manufactured these circuits with up to 40 layers in prototype programs and 24 layers in production.

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

      Improving the process by which laminated cable is manufactured can increase functionality and lower the cost of production. To this end, the Company has developed U-Flex(r), a technique that forms conductors into a u-shape, followed by an injection molding process which provides the function of a connector. This technique improves electrical performance and eliminates the need for a separate costly connector. The Company has also developed Pemacs(r) shielding, which adds a specially designed silver ink to laminated cable to meet stringent electronic shielding requirements without compromising flexibility. The Company's auto line cable process incorporates pushpins into the laminated cable to provide for automatic alignment to a printed circuit board for subsequent soldering.

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

      The following describes applications in which the Company's products are used:


           Product                            Applications
           -------                            ------------

      Flexible Circuits:                 Automotive Displays
        Single-Sided                     Batteries for Cell Phones
                                         Printers
                                         Computer Networks

        Double-Sided                     Engine Controls
                                         Laptop Computers
                                         Cellular Phones
                                         Engine Sensors

      Multilayer & Rigid-Flexible        Computer Networks
                                         Telecom Switching Systems
                                         Aircraft Displays
                                         Automotive Transmission Systems

      Laminated Cables                   Postage Meters
                                         Automotive Sound Systems
                                         Laptop Computers
                                         Industrial Controls
                                         Electronic Scales

      Flexible/Cable Hybrid Circuits     Printers
                                         Sensors
                                         Scanning Devices
                                         Night Vision Systems

New Product Development

      An important part of the Company's strategy is development of new materials, processes and products. During the past three fiscal years, the Company has invested an aggregate of $9.6 million in research and development. The Company believes that its commitment to innovation is evidenced by the fact that it has developed new materials for use in its products even though it is not considered a materials supplier. The Company has developed the following new products:

      PALFlex(r). The Company has developed an adhesiveless polyimide-based material, PALFlex(r) (Parlex Adhesiveless Laminate for Flex). PALFlex(r) is both a material and a manufacturing process that the Company believes is an enabling technology that provides superior performance at a lower cost than with traditional copper-clad materials. PALFlex(r) provides additional cost benefits by allowing the Company to combine certain material manufacturing steps with circuit manufacturing, eliminating several major process steps including conventional drilling, plasma, etching, copper deposition and copper plating. PALFlex(r) has been developed for high volume automotive applications but could potentially be used across a number of product lines. Because PALFlex(r) is produced in roll form and the copper thickness can be controlled to tight tolerances, the Company believes that PALFlex(r) may serve as the foundation for its development of products to serve the emerging high density substrate market. The Company shipped its first product incorporating the current version of PALFlex(r) in fiscal year 1998.

      PALCoat(r). Working closely with a materials manufacturer, and Teledyne HALCO, an equipment manufacturer, the Company developed PALCoat(r), a new material for coating the outside of the circuit. PALCoat(r) has been designed to provide the electrical and physical characteristics required for a new generation of products but at a substantially lower cost than what is commercially available. PALCoat(r) entered volume production in fiscal year 1999.

      PALCore HP. The Company developed PALCore HP as a low-cost multilayer flexible material to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits. The Company has licensed PALCore HP to Allied-Signal and Polyclad Laminates for thin core rigid board applications, which are products that the Company does not produce. Parlex receives a royalty in connection with sales by the licensees. The Company has applied for patents for a new cost reduced version of PALCore HP which will enter volume production in calendar year 1999.

Joint Venture, Mexico Operations, and Strategic Relationships

      Parlex Shanghai Joint Venture. In 1995, the Company established a joint venture company in China, Parlex Shanghai, to manufacture and sell flexible circuits. The participants in Parlex Shanghai are the Company (50.1% equity), Jin Ling, Inc., a Chinese company (40.0% equity), and Mascon, Inc., a Massachusetts-based international marketing and manufacturing company (9.9% equity). The Company established Parlex Shanghai to better serve customers and potential customers that have manufacturing facilities in Asia and to more cost effectively manufacture certain products for worldwide distribution. In fiscal year 1999, 34% of Parlex Shanghai's products were sold to Chinese customers, 33% to other Asian customers, and 33% to North American customers.

      Parlex Mexico. Parlex established a Mexican operation for use in the finishing, assembly and testing for its flexible circuit and laminated cable products. The leased facility is in the Maquilas Teta-Kawi Industrial Park located in Empalme(, Sonora, Mexico. This facility allows Parlex to perform labor intensive operations in a competitive and highly skilled labor market.

      Pucka Agreements. In 1996 the Company granted Pucka Industrial Co., Ltd. of Taiwan ("Pucka") a five-year exclusive, area specific license to design, manufacture and sell flexible circuits using the Parlex HIS+ shielding process in Taiwan and, with the prior approval of the Company, other territories. During the term of the agreement and for a period of three years thereafter, Pucka may not sell, manufacture or distribute any flexible circuit technology product which competes with the Company's products using the Company's HSI+ shielding processes. This was noteworthy on September 7, 1999 effective 90 days thereafter. Under a separate agreement, the Company appointed Pucka as its sole and exclusive distributor and independent sales representative for laminated cable in Taiwan and, with prior approval of the Company, other territories.

Customers

      The Company's customers are a diverse group of original equipment manufacturers that serve a variety of industries. A list of representative customers appears below:


            Automotive            Computer            Industrial
            ----------            --------            ----------

            Delphi                Iomega              AMP
            Kemsco                Dell                Hewlett Packard
            Motorola              EMC                 Kulicke & Soffa
            Siebe                 Read Rite           Pitney Bowes
            Siemens               Thomas Betts        Texas Instruments


            Military/Aerospace          Telecommunications
            ------------------          ------------------

            Allied-Signal               CMAC
            Lockheed-Martin             Motorola
            Textron                     Nortel
            General Dynamics            Sanmina
            Raytheon                    TAT

      In fiscal year 1999, the Company sold products to approximately 700 customers, counting divisions within certain major companies as separate customers. In fiscal years 1997, 1998 and 1999, sales to several divisions of Motorola comprised approximately 20%, 23% and 15%, respectively, of the Company's total revenues. The Company's top 20 customers accounted for approximately 69%, 66% and 58% of total revenues in fiscal years 1997, 1998 and 1999, respectively.

Sales and Customer Service

      The Company has organized its sales and customer service into business units that are tied to the following specific industry segments: automotive, military/aerospace, telecommunications, computer and industrial. The Company believes that this organizational structure allows its business unit managers to increase their focus on a specific industry and develop targeted customers within those industries. Business unit managers are assigned customer service representatives to support their customers' day-to-day requirements. The business unit managers draw upon the expertise of the Company's engineering staff as an integral part of the sales process. In the United States, business unit managers coordinate the efforts of a network of 19 independent manufacturers' representative organizations. In fiscal year 1999, manufacturers' representative organizations accounted for approximately 63% of total revenues.

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

      The Company has direct sales and customer support offices in Austin, Texas, Raleigh-Durham, North Carolina, and San Diego, California. The Company uses these offices to provide applications engineering, logistical support and coordination of activities between the customer and the Company. The Company has entered into agreements with distribution companies in Singapore and in France to provide forward stocking and inventory coordination for regional customers. These relationships obviate the requirement to establish a local presence, while providing the customer with service comparable to that of a local provider.

      Under the terms of the Chinese joint venture agreement, Parlex Shanghai has agreed that it will sell its products outside China only through the Company and Mascon. In turn, the Company has agreed that it will sell flexible circuits in China only through the joint venture.

Manufacturing Processes

      The Company's manufacturing processes are designed to accommodate high throughput, as well as to minimize cost and cycle time and maximize yield. Four of the Company's manufacturing facilities are certified to the international standard ISO 9002. Three of the Company's facilities are certified to the automotive standard QS 9002.

      The manufacturing process varies a great deal from product to product. While the production of laminated cable is a "dry" process incorporating virtually no chemical treatment, a multilayer flexible circuit is processed through a dozen or more chemical operations. Although there is a no standard process, significant elements of production are highlighted below:


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

      The Company has recently completed a major expansion of its capacity. In fiscal year 1999 the Methuen, Massachusetts, facility was increased by 60,000 sq. ft., the Salem, New Hampshire facility by 12,000 sq. ft., and the Shanghai, China facility by 10,000 sq. ft. Additionally, the Company purchased over $7.5 million of new equipment and purchased Dynaflex with a full complement of equipment and a 19,000 sq. ft. facility. In fiscal year 2000, the Company plans a further expansion of Shanghai and to expand the Mexican operation. While the Company was capacity constrained on some operations in fiscal year 1999, it now believes that it has sufficient capacity to meet all demand in the foreseeable future with the exception of Shanghai and Mexico.

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

                      Top Five Suppliers in Fiscal 1999


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

                   Morton              Dry Film


      The Company qualifies its suppliers through a vendor rating system which limits the number of suppliers to those that can provide the Company with the best total value and quality. The Company monitors each supplier's quality, delivery, service and technology to insure that the Company will receive materials that meet its objectives.

Management Information Systems

      The Company has replaced its legacy computer system with a client server system for which both the hardware and software have been certified as Year 2000 compliant. The Company has completed an inventory of all its critical manufacturing systems in order to determine any Year 2000 issues. All identified issues have been remediated, and as a result, the Company does not believe that any issues exist which will prevent these systems from operating as expected after January 1, 2000.

Competition

      The Company's business is highly competitive. The Company competes against other manufacturers of flexible interconnects as well as against manufacturers of rigid-printed circuits. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. The Company believes that it competes favorably with respect to these competitive factors, but believes that its competitive strength is in its ability to apply technology to reduce cost. The Company competes against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great. The principal competitors for flexible circuits are Sheldahl (automotive), AdFlex (telecommunications), M-Flex (computer) and Flex Circuits, Inc. (aerospace). For laminated cable, the principal competitors are Axon (a French company) and Fujikura Ltd. (a Japanese company).

Backlog

      The Company's backlog consists of orders for which a written purchase order has been received. In situations where the order requires an engineering effort, it will be included in backlog even though a delivery schedule will not be finalized until this phase is completed. On some major multi-year contracts, such as with Motorola, the customer's forecast for a 13-week period is added to backlog at the end of each quarter. The Company's standard purchase orders are cancelable, but require the payment of certain costs upon cancellation. A certain portion of the Company's backlog may be subject to cancellation without significant penalty. The Company's backlog as of June 30, 1999, increased to $28 million from $26 million in the immediately preceding year ended June 30, 1998. Due to the timing of orders, delivery intervals, product mix and the possibility of customer changes in delivery schedules, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period.

Intellectual Property

      The Company has acquired patents and it seeks patents on new products and processes where it believes patents would be appropriate to protect the Company's interests. Although the Company believes that patents are an important part of its competitive position, it does not believe that any single patent or group of patents is critical to its success. Due to the rapid technological change in its business, the success of its business depends more on its design creativity and manufacturing expertise than on patents and other intellectual property. The Company owns 17 patents issued in the United States and has applied for corresponding patents with certain relevant foreign patent offices. Federal trademark registrations have been obtained for PALFlex(r), PALCore(r), U-Flex(r) and PALCoat(r). The Company also relies on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. There can be no assurance the Company's efforts to protect its intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

      Under the terms of the Chinese joint venture agreement, the Company transferred certain technology to Parlex Shanghai and has agreed to provide it with additional technology and expertise as the joint venture's capabilities and markets develop. Certain technology, including PALFlex(r), is excluded from the arrangement.

Environmental Regulations

      Flexible circuit manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. The Company operates and maintains water effluent treatment systems and uses approved laboratory testing procedures to monitor the effectiveness of those systems at its Methuen, Massachusetts facility. The Company operates those treatment systems under effluent discharge permits issued by a number of governmental authorities. Air emissions resulting from the Company's manufacturing processes are regulated by permits issued to the Company by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. The Company believes that the waste treatment equipment at its facility is currently in compliance with the requirements of environmental laws in all material respects and that its air emissions are within the limits established in the relevant permit. However, there can be no assurance that violations will not occur in the future. The Company is also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of the Company's operations over time, and the costs of complying with such laws could be substantial. Compliance with state and federal laws did not have a material impact on the Company's capital expenditures, earnings or competitive position in fiscal year 1999. In fiscal year 2000, capital expenditures associated with environmental compliance are estimated to be $550,000.

Employees

      As of September 1, 1999, the Company employed 685 people in the United States, including 583 in production, 60 in marketing, sales, engineering, and customer support and 42 in administration. Of the 685 employees, 583 were direct employees of Parlex and 102 worked for interim staffing agencies. Parlex Shanghai employs approximately 430 people. The United States employees of Parlex are not represented by a collective bargaining unit and the Company believes its relations with its workforce are good.

Item 2.  Properties
-------------------

      The Company's executive offices and its product and process development and primary flexible circuit manufacturing facilities are located in a single 185,000 square feet facility, including an additional 60,000 square feet that was added during this past fiscal year, in Methuen, Massachusetts. The Company owns this facility subject to no encumbrances. The facility currently operates three shifts, six days a week. See "Item 1-Business-Manufacturing Processes."

      The Company's laminated cable operations are housed in a single 46,000 square feet facility in Salem, New Hampshire, which is leased through 2007. The Salem, New Hampshire facility is approximately nine miles from the Methuen facility.

      Parlex Shanghai has a leased facility in Shanghai, China consisting of approximately 37,000 square feet.

      The Company leases a 19,000 square foot finishing facility in Empalme, Sonora, Mexico.

Item 3.  Legal Proceedings
--------------------------

      The Company is, from time to time, a party to routine litigation arising in the normal course of its business. At the present time, the Company is not involved in any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matter was submitted to a vote of the company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
---------------------------------------------------------------------------

(a)   Price Range of Common Stock

      The Company's common stock has been traded on the Nasdaq National Market, under the symbol "PRLX" since October 1983. The following table sets forth reported high and low sale prices for the Common Stock for the periods indicated:


                           High       Low
                           ----       ---

      Fiscal 1999
      -----------
        First Quarter     $16.50     $8.19
        Second Quarter     12.25      8.00
        Third Quarter      13.50      9.38
        Fourth Quarter     15.75      9.25


                           High       Low
                           ----       ---

      Fiscal 1998
      -----------
        First Quarter      24.00     13.88
        Second Quarter     31.25     11.25
        Third Quarter      19.50     14.00
        Fourth Quarter     21.50     12.75

      As of September 1, 1999, there were approximately 101 holders of record of the Common Stock.

(b)   Dividends

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

Item 6. Selected Consolidated Financial Data
--------------------------------------------

                                                        Fiscal Year Ended June 30,
                                        -----------------------------------------------------------
                                         1999         1998         1997         1996         1995
                                         ----         ----         ----         ----         ----
                                                  (in thousands, except per share data)

Statement of Operations Data:
Total revenues                          $67,047      $60,275      $55,087      $47,257      $40,251
Cost of products sold                    52,785       47,304       44,137       40,308       32,946
                                        -------      -------      -------      -------      -------

Gross profit                             14,262       12,971       10,950        6,949        7,305
Selling, general and
 administrative expenses                  9,715        8,272        7,288        5,518        4,998
                                        -------      -------      -------      -------      -------

Operating income                          4,547        4,699        3,662        1,431        2,307
Income from operations before income
 taxes and minority interest              4,681        5,130        3,381        1,170        2,240
Net income                                3,020        3,157        2,120          770        1,486

Basic income per share                  $  0.65      $  0.73      $  0.59      $  0.22      $  0.41
                                        =======      =======      =======      =======      =======
Diluted income per share                $  0.63      $  0.71      $  0.57      $  0.21      $  0.40
                                        =======      =======      =======      =======      =======

Weighted average shares - basic           4,662        4,296        3,569        3,556        3,651
                                        =======      =======      =======      =======      =======
Weighted average shares - diluted         4,771        4,466        3,715        3,675        3,762
                                        =======      =======      =======      =======      =======

                                                       Fiscal Year Ended June 30,
                                        -----------------------------------------------------------
                                         1999         1998         1997         1996         1995
                                         ----         ----         ----         ----         ----
                                                             (in thousands)

Balance Sheet Data:
Working capital                         $18,762      $26,286      $ 9,592      $ 9,148      $ 8,466
Total assets                             63,521       56,181       32,234       29,662       24,517
Short-term debt, including current
 portion of long-term debt                  619          432        1,000          501          200
Long-term debt, less current portion      1,632        1,166        2,500        3,650        2,300
Stockholders' equity                     45,333       41,591       17,788       15,455       14,667

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

Overview

      Parlex completed fiscal year 1999 with record revenues of $67.047 million. Despite some first quarter difficulties primarily associated with the establishment of its Mexican Operation, the Company recovered quickly and improved the earnings in each sequential quarter. The fourth quarter resulted in record sales and earnings. In our Methuen, Massachusetts flexible circuit manufacturing site, capacity was increased 50%. Shipments of the patented PALFlex(r) product were at greatly improved yields and orders for this product continue to increase. The Salem, New Hampshire operation produced laminated cable for hundreds of new applications and increased its capacity by 33%. Parlex Shanghai, a Chinese joint venture, experienced a 50% increase in revenues and the Mexican facility is now fully operational and contributing to the financial plan.

      On April 30, 1999, the Company acquired the assets of Dynaflex from Hadco Corporation for approximately $2.7 million. Dynaflex is situated in San Jose, California and is a prototype quickturn facility. Although this purchase had a minimum impact in the current year, management believes that this acquisition gives the Company a West Coast presence and a greatly improved quick turnaround capability. This capability is significant, since large volume orders often evolve and could lead to additional business at the Company's other flexible circuit locations.

      The Company expended in excess of $13 million in property and equipment and $3.7 million in research and development. These expenditures will allow the Company to meet increased customer demand for its products, and enable the Company to remain at the forefront as a technological leader in the flexible interconnect arena.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in the Company's Statement of Operations as a percentage of total revenues. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto:


                                        Fiscal Year Ended June 30,
                                        --------------------------
                                         1999      1998      1997
                                         ----      ----      ----

Total revenues                          100%      100%      100%
Cost of products sold                    78.7      78.5      80.1
Gross profit                             21.3      21.5      19.9
Selling, general, and administrative
 expenses                                14.5      13.7      13.2
Operating income                          6.8       7.8       6.6
Income from operations before income
 Taxes and minority interest              7.0       8.5       6.1
Net income                                4.5       5.2       3.8

Total Revenues

      Total revenues rose to $67,047,283 in fiscal year 1999, an increase of 11% from the $60,275,171 reported in fiscal year 1998, while revenues rose 9% in fiscal year 1998 from the $55,086,853 reported in fiscal year 1997. In each of the respective time periods, revenues grew in each of the Company's principal product lines - flexible circuits, laminated cables, flexible/cable hybrid circuits and flexible interconnect assemblies. The Company has been developing new, innovative products that continue to gain acceptance in the marketplace and have been a prime factor in the Company's continued growth. The increase in total revenues in each year was primarily attributable to an increase in the volume of units shipped.

      Total revenues included licensing and royalty fees of $674,483, $226,835, and $109,710 in fiscal years 1999, 1998, and 1997, respectively.
Although the Company intends to continue its practice of developing materials and processes that it can license to third parties, it does not expect that royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold

      Cost of products sold in fiscal years 1999, 1998, and 1997 was $52.8 million, $47.3 million, and $44.1 million, respectively. As a percentage of revenue, cost of products sold was 78.7%, 78.5%, and 80.1% in fiscal years 1999, 1998, and 1997, respectively. The slight increase in 1999 is the result of the non recurring events in the first quarter of fiscal year 1999
As discussed in the Form 10-q filing dated September 27,1998, the Company, in the first quarter of the fiscal year, incurred some unanticipated losses in the manufacturing of flexible circuits associated with automotive applications. Product shipped to the company's Mexican facility was returned because of an unexpected delay by our customer to qualify the site for finishing operations. As a result, the material was contaminated during unplanned storage and shipment back to our Methuen, Massachusetts facility. These circuits required extensive rework with a significant quantity being scrapped. The cost of products sold for the remainder of the year was 77.1%.

      In fiscal year 1998, the Company benefited from assigning production to the facility most economically suited to manufacture a particular type of product, which resulted in lower costs as a percentage of sales. This strategy was expanded in 1999 with the purchase of Dyanflex for the production of prototypes and quickturn production requirements.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal years 1999, 1998, and 1997 were $9.7 million, $8.3 million, and $7.3 million, respectively. As a percentage of total revenues, selling, general and administrative expenses were 14.5%, 13.7%, and 13.2% in fiscal years 1999, 1998, and 1997, respectively.

      The Company is presently in an expansion mode, increasing its internal sales personnel, adding new field offices, etc. Once the full complement of selling and administrative personnel is in place, the Company anticipates that selling, general, and administrative expenses as a percentage of revenues will decrease as revenues increase.

Other Income

      Other income of $360,000 and $684,000 in fiscal years 1999 and 1998, respectively, was comprised, for the most part, of interest income. In fiscal year 1997, other income of $156,000 was principally the result of a gain on the sale of equipment.

Interest Expense

      Interest expense was $226,000 in fiscal year 1999 versus $254,000 in fiscal year 1998 and $436,000 in fiscal year 1997. The reduction in expense over the past two years is attributable to a lower level of average borrowings under the Company's revolving credit facility. Interest rates during the period remained relatively constant.

Provision for Taxes

      The Company's effective tax rate in fiscal year 1999 was 21% versus 30% and 37% in fiscal years 1998 and 1997, respectively. This fiscal year, the Company benefited from the income generated by the Chinese joint venture, which, for most of the year, was not subject to tax. The Company also benefited from an increase in foreign sales, which income is subject to a lower rate of tax.

Liquidity and Capital Resources

      In fiscal year 1999, the Company had net income of $3.0 million, as well as depreciation and amortization of $2.9 million and other non cash charges of $1.0 million, thus adding $6.9 million to cash flow. Cash flow was reduced by $1.9 million relating to increased working capital, resulting in a positive cash flow from operations of $5 million. These monies, together with $5.2 million from maturing investments and available cash from the beginning of the year, were used to purchase approximately $13 million in property and equipment and to pay for an acquisition costing approximately $2.6 million.

      The Company has a $10,000,000 unsecured revolving line of credit. As of June 30, 1999, $600,000 was borrowed against this line.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs.

      The Company has a deferred compensation obligation that is owed to a key executive of the Board of Directors. Under the current arrangement, monthly payments were to have begun in June 1999, or the first month after the termination of employment, whichever occurs first, and continues for no fewer than 60 months or, at the election of the employee prior to his termination of employment, for up to 120 months. Subsequent to year end, the executive has elected to have the monies distributed over 120 months, and the disbursements have been appropriately made.

New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 130 was adopted by the Company during the first quarter of fiscal year 1999 and SFAS NO. 131 was adopted by the Company during the fourth quarter of fiscal year 1999. These standards will not have a material effect on its consolidated financial position and results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2001. The company has not completed an evaluation of the effects of adopting SFAS NO. 133 on its consolidated financial position, results of operations and financial statement disclosures.

Year 2000 Disclosure Statement

      The Year 2000 will affect not only the Company's internal computer systems, but also those external systems with which the Company exchanges any date related information, its customers, suppliers, banks, insurance companies, stockholders, etc. In order to properly assess the extent this problem may have on its operations, the Company has and is continuing to survey its key suppliers, service providers, and trading partners as to their level of preparedness and the effect it will have on the Company's operations.

      The Company is confident that its enterprise system will be fully Year 2000 compliant in the first quarter of fiscal year 2000. Quite apart from the Year 2000 problem, the Company has replaced its legacy computer system with a client server system for which both the hardware and software has been certified as Year 2000 compliant. The total external cost of this project is approximately $850,000, of which $700,000 has been spent through June 30, 1999.

      The Company has completed an inventory of all its mission critical manufacturing systems in order to determine any Year 2000 issues. All identified issues have been remediated and as a result the Company does not believe that any issues exist which will prevent these systems from operating as expected after January 1, 2000. The testing necessary to validate being Year 2000 ready is scheduled to be completed by October 1999.

      The Year 2000 issue does present some risk that the Company's operation may suffer disruption as a result of either a computer malfunction or a corruption of date sensitive data. If in the event this does occur, the Company believes that it will most likely be due to factors external to the Company, and contingency plans have been prepared to deal with any such occurrence. These include provisions for extra raw materials above that needed for normal operations, staffing the plant with critical personnel on January 1st, scheduling the New Year's holiday to provide extra time for recovery in the event it is needed, and duplication of production capability at its various facilities. These contingency plans apply to all Company facilities as appropriate. Because of the Company's internal Year 2000 program, the Company does not believe there is a significant risk of disruption of operations due to malfunction of its internal systems or equipment.

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

      Expansion of Manufacturing. The Company believes its long-term competitive position depends in part on its ability to increase its manufacturing capacity. The Company's business, financial condition and operating results could be materially and adversely affected if the Company is not able to obtain sufficient manufacturing capacity to meet increases in demand for its products. The Company intends in the future to expand its manufacturing capacity. The failure of the Company to complete the expansion on schedule and within budget could have a material adverse effect on its business, financial condition and operating results. In addition, the Company is in the process of implementing new operations control and accounting information systems, which may temporarily impact the Company's operations.

      Market and Customer Concentration. Applications for flexible interconnects include automotive electronics, military/aerospace products, computers and computer peripherals, telecommunications subscriber and infrastructure equipment, as well as circuits and cables for medical and industrial applications. Although the Company markets products for each of these applications in order to avoid a dependency on any one sector, a significant downturn in any of these market sectors could have a material adverse effect on the Company's business, financial condition and operating results. Historically, the Company has sold a substantial portion of its flexible interconnects to a limited number of customers. In fiscal years 1997, 1998, and 1999, respectively, sales to Motorola accounted for approximately 20%, 23% and 15%, respectively, of the Company's total revenues and the Company's top 20 customers accounted for approximately 69%, 66% and 58% of the Company's total revenues, respectively. The Company expects that a limited number of customers will continue to account for a high percentage of its total revenues in the foreseeable future. The loss of a significant customer or a substantial reduction in orders by any significant customer could reduce the Company's cash flow and have a material adverse effect on the Company's business, financial condition and operating results.

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

      Foreign Operations. The Company is currently expanding its operations globally. The Company owns a 50.1% equity interest in a joint venture in China. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including imposition of governmental controls, compulsory licensure requirements, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions , tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. Although the Company's current products are designed to meet the regulatory standards of certain foreign countries, any inability to meet foreign regulatory approvals on a timely basis could have an adverse effect on the Company's business, financial condition and operating results.

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

      Limited Sources of Supply. The Company purchases raw materials, process chemicals and various components from multiple outside sources. In fiscal year 1999, the Company's largest supplier of raw materials was Dupont, from which it purchased in excess of 40% of its materials and supplies. Any unanticipated disruption in shipments from Dupont would have a material adverse effect on the Company's business, financial condition and operating results. Although there are alternative suppliers for raw materials, process chemicals and various components that the Company currently purchases from its suppliers, because of the Company's limited inventory of raw materials and tight manufacturing cycles, any unanticipated interruption of supply could have a short-term material adverse effect on the Company's business, financial condition and operation results.

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

      Dependence on Key Personnel. The Company is dependent upon a number of its key management personnel. In addition, the future success of the Company depends on its continuing ability to attract and retain highly-qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of service of one or more key individuals, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's business, financial condition and operating results. The Company maintains a key person life insurance policy in the amount of $1.0 million on both Herbert
W. Pollack and Peter J. Murphy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

      The Company also has a revolving credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. The Company owes $600,000 as of June 30, 1999, and has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      The remainder of the Company's long-term debt bears interest at fixed rates and are therefore not subject to market risk.

      The Company has a subsidiary located in Shanghai, China. Sales are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/U.S. exchange rate may positively or negatively impact the Company's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and the U.S., the Company does not believe the market risk is material. The Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Net assets (as of March 31, 1999) in China totaled about $8.3 million. The Company believes that a 10% change in rates would not have a significant impact upon the Company's financial position, results of operation, or upon its current outstanding debt of $360,000.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      See the table of contents to the Consolidated Financial Statements included in this report; also see Note 12 to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Directors
  of Parlex Corporation:

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its Subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

August 24, 1999


                     PARLEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1999 AND 1998
                         ---------------------------

ASSETS                                      1999             1998

CURRENT ASSETS:
  Cash and cash equivalents            $ 1,175,889      $ 5,824,233
  Short-term investments                 1,606,953        6,789,469
  Accounts receivable - less
   allowance for doubtful
    accounts of $255,000 in 1999
     and $252,000 in 1998               14,053,046       11,145,750
  Inventories                           10,943,457        9,346,657
  Refundable income taxes                  129,790          323,626
  Deferred income taxes                    559,084          372,725
  Other current assets                   1,585,435        1,706,367
                                       -----------      -----------
      Total current assets              30,053,654       35,508,827
                                       -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                     468,864          468,864
  Buildings                              7,796,488        7,724,022
  Machinery and equipment               30,756,650       27,200,755
  Leasehold improvements and other       2,929,101        2,270,658
  Construction in progress              13,844,489        4,390,805
                                       -----------      -----------
      Total                             55,795,592       42,055,104
  Less accumulated depreciation
   and amortization                    (23,915,018)     (22,031,645)
                                       -----------      -----------
  Property, plant and
   equipment - net                      31,880,574       20,023,459
                                       -----------      -----------
OTHER ASSETS                             1,586,383          649,198
                                       -----------      -----------
TOTAL                                  $63,520,611      $56,181,484
                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt    $   619,206      $   121,158
  Bank loan                                      -          310,577
  Accounts payable                       8,080,085        6,437,169
  Accrued liabilities                    2,592,655        2,353,800
                                       -----------      -----------
      Total current liabilities         11,291,946        9,222,704
                                       -----------      -----------
LONG-TERM DEBT                           1,631,782        1,165,751
                                       -----------      -----------
OTHER NONCURRENT LIABILITIES             2,611,942        2,247,444
                                       -----------      -----------
MINORITY INTEREST IN PARLEX SHANGHAI     2,651,711        1,954,472
                                       -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par
   value - authorized, 1,000,000
    shares; none issued
  Common stock, $.10 par
   value - authorized, 10,000,000
    shares; issued, 4,991,149 and
     4,850,649
  shares in 1999 and 1998,
   respectively                            499,115          485,065
  Additional paid-in capital            24,568,566       23,872,745
  Retained earnings                     21,288,296       18,268,743
  Accumulated other comprehensive
   income                                   14,878            2,185
  Less treasury stock, at cost -
   210,000 shares in 1999 and 1998      (1,037,625)      (1,037,625)
                                       -----------      -----------
      Total stockholders' equity        45,333,230       41,591,113
                                       -----------      -----------


                     PARLEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                  ----------------------------------------

                                                      1999             1998             1997

REVENUES:
  Product sales                                    $66,372,800      $60,048,336      $54,977,143
  License fees and royalty income                      674,483          226,835          109,710
                                                   -----------      -----------      -----------
      Total revenues                                67,047,283       60,275,171       55,086,853
                                                   -----------      -----------      -----------
COSTS AND EXPENSES:
  Cost of products sold                             52,784,488       47,304,136       44,136,738
  Selling, general and administrative expenses       9,715,341        8,271,704        7,288,544
                                                   -----------      -----------      -----------
      Total costs and expenses                      62,499,829       55,575,840       51,425,282
                                                   -----------      -----------      -----------

OPERATING INCOME                                     4,547,454        4,699,331        3,661,571

OTHER INCOME, Net                                      359,748          683,776          155,604

INTEREST EXPENSE                                      (226,378)        (253,509)        (436,008)
                                                   -----------      -----------      -----------

INCOME FROM OPERATIONS BEFORE
  INCOME TAXES                                       4,680,824        5,129,598        3,381,167

PROVISION FOR INCOME TAXES                            (964,032)      (1,539,514)      (1,249,202)
                                                   -----------      -----------      -----------

INCOME BEFORE MINORITY INTEREST                      3,716,792        3,590,084        2,131,965

MINORITY INTEREST                                     (697,239)        (433,110)         (11,509)
                                                   -----------      -----------      -----------

NET INCOME                                         $ 3,019,553      $ 3,156,974      $ 2,120,456
                                                   ===========      ===========      ===========

BASIC INCOME PER SHARE                             $       .65      $       .73      $       .59
                                                   ===========      ===========      ===========

DILUTED INCOME PER SHARE                           $       .63      $       .71      $       .57
                                                   ===========      ===========      ===========

                     PARLEX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
               -----------------------------------------------

                                                                                                        Accumulated
                                                             Additional                                   Other    Comprehensive
                                          Common Stock         Paid-in       Retained      Treasury    Comprehensive    Income
                                        Shares    Amount       Capital       Earnings       Stock          Income       (Loss)

BALANCE, JULY 1, 1996                 2,582,659   $258,266   $ 3,243,491   $12,991,313   $(1,037,625)   $   (162)
Comprehensive income:
  Net income                                  -          -             -     2,120,456             -           -    $2,120,456
  Foreign currency
   translation adjustment                     -          -             -             -             -      (4,591)       (4,591)
                                                                                                                    ----------

  Comprehensive income                                                                                              $2,115,865
                                                                                                                    ==========
  Stock dividend                      1,186,311    118,631      (118,631)            -             -           -
  Tax benefit arising from
  the exercise of stock
   options                                    -          -       114,309             -             -           -
  Exercise of stock options              29,780      2,978        95,255             -             -           -
                                      ---------    -------   -----------   -----------   -----------     -------
BALANCE, JUNE 30, 1997                3,798,750    379,875     3,334,424    15,111,769    (1,037,625)     (4,753)

Comprehensive income:
  Net income                                  -          -             -     3,156,974             -           -    $3,156,974
                                                                                                                    ----------
  Other comprehensive income:
    Foreign currency
     translation adjustment                   -          -             -             -             -           -        (3,254)
                                                                                                                    ----------
  Unrealized gain on short-term
   investments                                -          -             -             -             -           -        10,192
                                                                                                                    ----------
  Other comprehensive income                  -          -             -             -             -       6,938         6,938
                                                                                                                    ----------
  Comprehensive income                                                                                              $3,163,912
                                                                                                                    ==========
  Tax benefit arising from
   the exercise of stock options              -          -        97,702             -             -           -
  Stock offering, net of
   expenses                           1,000,000    100,000    20,281,799             -             -           -
Exercise of stock options                51,899      5,190       158,820             -             -           -
                                      ---------    -------   -----------   -----------   -----------     -------

BALANCE, JUNE 30, 1998                4,850,649    485,065    23,872,745    18,268,743    (1,037,625)      2,185

Comprehensive income:
  Net income                                  -          -             -     3,019,553             -           -    $3,019,553
                                                                                                                    ----------
  Other comprehensive income:
  Foreign currency
   translation adjusment                      -          -             -             -             -           -        20,999
  Unrealized gain on short-term
   investments                                -          -             -             -             -           -        (8,306)
                                                                                                                    ----------
  Other comprehensive income                                                                              12,693        12,693
                                                                                                                    ----------
  Comprehensive income                                                                                              $3,032,246
                                                                                                                    ==========
  Exercise of stock options             140,500     14,050       604,853             -             -           -
  Tax benefit arising from
   the exercise of stock options              -          -        90,968             -             -           -
                                      ---------    -------   -----------   -----------   -----------     -------

BALANCE, JUNE 30, 1999                4,991,149   $499,115   $24,568,566   $21,288,296   $(1,037,625)    $14,878
                                      =========   ========   ===========   ===========   ===========     =======

                     PARLEX CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                  ----------------------------------------

                                                                              1999             1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  3,019,553     $  3,156,974      $ 2,120,456
                                                                          ------------     ------------      -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                              2,943,092        2,426,831        1,899,325
    Gain on sale of equipment                                                        -          (68,573)        (129,269)
    Amortization on investments available for sale                                   -           49,761                -
    Gain on sale of investments available for sale                              (8,306)          (8,133)               -
    Deferred income taxes                                                       93,580           98,640           86,375
    Deferred compensation                                                       84,559           83,188           74,999
    Tax benefit arising from the exercise of stock options                      90,968           97,702          114,309
    Minority interest                                                          697,239          433,110           11,509
Changes in current assets and liabilities:
  Accounts receivable - net                                                 (2,529,600)      (2,116,362)      (1,576,055)
  Inventories                                                               (1,612,413)      (2,084,180)         490,947
  Refundable income taxes                                                      193,836         (323,626)          17,794
  Other current assets                                                         120,931         (855,411)        (151,570)
  Accounts payable and accrued liabilities                                   1,881,732        1,593,457          220,520
  Income taxes payable                                                               -         (244,404)         244,404
                                                                          ------------     ------------      -----------

      Total adjustments                                                      1,955,618         (918,000)       1,303,288
                                                                          ------------     ------------      -----------

      Net cash provided by operating activities                              4,975,171        2,238,974        3,423,744
                                                                          ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Parlex-Dynaflex subsidiary                                    (2,620,000)               -                -
  Maturities (purchases) of investments available for sale, net              5,182,517       (6,820,905)               -
  Additions to property, plant and equipment                               (12,834,228)      (8,462,521)      (2,619,074)
  Decrease (increase) in other assets                                           84,833          (86,841)        (206,449)
  Proceeds from sale of equipment                                                    -           77,800          164,220
                                                                          ------------     ------------      -----------

      Net cash used for investing activities                               (10,186,878)     (15,292,467)      (2,661,303)
                                                                          ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common shares - net                                  -       20,381,799                -
  Proceeds from bank loan                                                            -                -           99,332
  Payment of bank loan                                                        (310,577)        (189,423)               -
  Issuance of long-term debt                                                         -        1,000,000                -
  Borrowings (payments) under revolving-credit agreement                       600,000       (3,000,000)        (650,000)
  Payments of other long-term debt                                            (366,001)         (72,020)        (100,000)
  Exercise of stock options                                                    618,903          164,010           98,233
                                                                          ------------     ------------      -----------

      Net cash provided by (used for) financing activities                     542,325       18,284,366         (552,435)
                                                                          ------------     ------------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         21,038           (3,254)               -
                                                                          ------------     ------------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4,648,344)       5,227,619          210,006
                                                                          ------------     ------------      -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 5,824,233          596,614          386,608
                                                                          ------------     ------------      -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  1,175,889     $  5,824,233      $   596,614
                                                                          ------------     ------------      -----------

SUPPLEMENTARY DISCLOSURE OF NONCASH  TRANSACTIONS:
  Property and equipment contributed as capital by
   joint venture partner                                                  $          -     $          -      $   277,000
                                                                          ============     ============      ===========

  Property, plant and equipment acquired in exchange
   for accounts receivable and inventory                                  $    344,000     $          -      $         -
                                                                          ============     ============      ===========

  Property and equipment purchased under capital
   lease and long-term debt                                               $    730,080     $    358,930      $         -
                                                                          ============     ============      ===========

  Liabilities assumed in Parlex-Dynaflex acquisition                      $    140,000     $          -      $         -
                                                                          ============     ============      ===========


                     PARLEX CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                 ------------------------------------------

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

Short-Term Investments - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1999 and 1998, the Company had categorized all securities as "available-for-sale," since the Company may liquidate these investments currently. In calculating realized gains and losses, cost is determined using specific identification. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity.

Inventories - Inventories of raw materials are stated at the lower of first-in, first-out cost or market. Work in process represents costs accumulated under a job-cost accounting system, less the estimated cost of shipments to date, in the aggregate not in excess of net realizable value. At June 30, inventories consisted of:

                          1999                1998

Raw materials        $ 3,746,245          $3,413,657
Work in process        7,197,212           5,933,000
                     -----------          ----------
Total                $10,943,457          $9,346,657
                     ===========          ==========

Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings - 40 years; machinery and equipment - 5-15 years; and leasehold improvements over the terms of the lease.

Revenue Recognition - Product sales are recognized upon shipment. License fees and royalty income are recognized when earned.

Research and Development - Research and development costs are expensed as incurred and amounted to $3,760,000, $3,123,000 and $2,717,000 for the years ended June 30, 1999, 1998 and 1997, respectively. These amounts are reflected in the Company's cost of products sold.

Income Taxes -The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.

Income Per Share - Basic income per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted income per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options outstanding except where such items would be antidilutive.

A reconciliation between shares used for computation of basic and dilutive income per share is as follows:

                                         1999           1998           1997

Shares of basic computation           4,661,790      4,295,706      3,569,052
Effect of dilutive stock options        109,084        169,821        145,987
                                      ---------      ---------      ---------
Shares for dilutive computation       4,770,874      4,465,527      3,715,039
                                      =========      =========      =========

For the years ended June 30, 1999 and 1998 potential common shares are not included in the per-share calculations for those shares that are antidilutive. Antidilutive potential shares not included in per-share calculations for 1999 and 1998 were approximately 87,250 and 73,542, respectively. There were no antidilutive shares for the year ended June 30, 1997.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable, useful lives of property, plant, and equipment, goodwill, accrued liabilities including health insurance claims, and deferred income taxes. Actual results could differ from those estimates.

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

Goodwill - Goodwill associated with the allocation of the purchase price over the fair value of the assets received and liabilities assumed in connection with the business acquisition is being amortized on a straight-line basis over its expected life of 10 years. The Company evaluates the carrying value of goodwill based upon current and anticipated undiscounted cash flows attributable to discrete operations, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation -The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, using the intrinsic value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 8.

Recently Adopted Accounting Pronouncements - During 1999, the Company adopted the disclosure provisions of SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The following components and changes in balances of accumulated other comprehensive income are as follows:

                                  Foreign                      Accumulated
                                 Currency      Unrealized         Other
                               Translation      Gains on      Comprehensive
                               Adjustments    Investments        Income

Balance, July 1, 1996             $  (162)        $     -        $  (162)

  Change in balance                (4,591)              -         (4,591)
                                  -------         -------        -------

Balance, June 30, 1997             (4,753)              -         (4,753)

  Change in balance                (3,254)         10,192          6,938
                                  -------         -------        -------

Balance, June 30, 1998             (8,007)         10,192          2,185

  Change in balance                20,999          (8,306)        12,693
                                  -------         -------        -------

Balance, June 30, 1999            $12,992         $ 1,886        $14,878
                                  =======         =======        =======

A summary of the changes in unrealized gains in short-term investments is as follows for the years ended June 30:

                                                             1999           1998          1997

Unrealized gains on short-term investments:
  Unrealized holding gains arising during
   the year                                                $      -      $  18,325      $      -

  Less reclassification adjustment for gains realized
    in net income                                            (8,306)        (8,133)            -
                                                           --------      ---------      --------
Net unrealized gains on short-term investments             $ (8,306)     $  10,192      $      -
                                                           ========      =========      ========

Recently Adopted Accounting Pronouncements (Continued) - SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, license fees and royalty income.

Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2001. The Company has not completed an evaluation of the effects of adopting SFAS No. 133 on its consolidated financial position, results of operations and financial statement disclosures.

2.    JOINT VENTURE

In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995.

CASH AND SHORT-TERM INVESTMENTS

A summary of the Company's investments available for sale by major security type at June 30, 1999 is as follows:

                                                 Gross            Gross
                                Amortized      Unrealized      Unrealized        Fair
Security Type                      Cost           Gains          Losses          Value

Corporate debt securities      $1,605,067        $1,886        $       -      $1,606,953
                               ==========        ======        =========      ==========

All corporate debt securities at June 30, 1999 have contractual maturities of less than one year.

A summary of the Company's investments available for sale by major security type at June 30, 1998 was as follows:

                                                   Gross         Gross
                                  Amortized      Unrealized    Unrealized        Fair
Security Type                       Cost           Gains         Losses          Value

Corporate debt securities        $12,150,064      $23,588      $(12,892)      $12,160,760
U.S. Government obligations          500,034            -          (504)          499,530
                                 -----------      -------      --------       -----------
                                 $12,650,098      $23,588      $(13,396)      $12,660,290
                                 ===========      =======      ========       ===========

The fair value of debt securities at June 30, 1998, by contractual maturity, was as follows:


Due in one year or less (including approximately $ 5,800,000
 classified as cash equivalents)                                    $10,943,337
Due in one to five years                                              1,716,953
                                                                    -----------
                                                                    $12,660,290
                                                                    ===========

4.    ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of:

                                         1999            1998

Payroll and related expenses         $1,828,682      $1,489,205
Accrued health insurance                182,479         202,353
Other                                   581,494         662,242
                                     ----------      ----------
Total                                $2,592,655      $2,353,800
                                     ==========      ==========

5.    INDEBTEDNESS

The Company's China joint venture had a short-term bank loan bearing interest at 1.25% over the Singapore Interbank Offer Rate ("SIBOR"). During 1999, this loan was paid in full.
Long-term debt at June 30 consisted of:

                                       1999             1998

Revolving credit agreement         $  600,000       $        -
Capital lease obligations             930,988          286,909
China joint venture bank note         720,000        1,000,000
                                   ----------       ----------
Total long-term debt                2,250,988        1,286,909

Less current portion                  619,206          121,158
                                   ----------       ----------
Long-term debt - net               $1,631,782       $1,165,751
                                   ==========       ==========

On November 12, 1997, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $10,000,000 through September 30, 2000. On October 1, 2000, the Agreement converts to a term loan with principal and interest payments due monthly over a sixty-month period to September 30, 2005. Borrowings under the Agreement are at the bank's corporate base rate (7.75% at June 30, 1999), and carry an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 1999, $600,000 was outstanding and the unused commitment amounted to $9,400,000.

The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity.

The Company's China joint venture bank note bears interest at 6.5% and is payable in installments through 2001.
The maturities for long-term debt at June 30, 1999 are as follows:

      2000             $619,206
      2001              709,845
      2002              365,616
      2003              286,321
      2004              120,000
      Thereafter        150,000
                     ----------
                     $2,250,988
                     ==========

Interest paid during the years ended June 30, 1999, 1998 and 1997 was approximately $236,000, $115,000 and, $394,000, respectively.

Approximately $1,065,000 and $335,000 of equipment is recorded under capital leases at June 30, 1999 and 1998, respectively. Accumulated amortization on the capital lease equipment approximated $118,000 and $63,000 at June 30, 1999 and 1998, respectively.

6.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at June 30 consisted of:

                                          1999            1998

Deferred income taxes (Note 7)        $1,503,060      $1,223,121
Deferred compensation                  1,108,882       1,024,323
                                      ----------      ----------
                                      $2,611,942      $2,247,444
                                      ==========      ==========

The timing of deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material.

7.    INCOME TAXES

The provision for income taxes consisted of:

                              1999              1998              1997
Current:
  State                    $(132,271)      $  (172,771)      $  (157,115)
  Federal                   (697,590)       (1,268,103)       (1,005,712)
  Foreign                    (40,591)                -                 -
Deferred                     (93,580)          (98,640)          (86,375)
                           ---------       -----------       -----------
Total                      $(964,032)      $(1,539,514)      $(1,249,202)
                           =========       ===========       ===========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                1999       1998       1997

Statutory federal income tax rate                34 %       34 %       34 %
State income taxes, net of federal
 tax benefit                                      1          2          3
Foreign income - not subject to taxation         (9)        (5)         -
Foreign sales corporation                        (3)        (1)        (1)
Tax credits                                      (1)        (1)        (1)
Other                                            (1)         1          2
                                                 ----       ----       ----
Effective income tax rate                        21 %       30 %       37 %
                                                 ====       ====       ====

Income before income taxes consisted of:

                    1999            1998            1997

Domestic        $3,150,969      $4,169,556      $3,294,622
Foreign          1,529,855         960,042          86,545
                ----------      ----------      ----------
Total           $4,680,824      $5,129,598      $3,381,167
                ==========      ==========      ==========

The Company's China joint venture was exempt from income taxes for the two years ended December 31, 1998. For the next three years, the China joint venture is eligible for a 50% reduction in the statutory income tax rate of 15%. Accordingly, income tax of 7.5% was recorded for the three months ended March 31, 1999, which, as disclosed in Note 1, is the fiscal year end for the China joint venture.

Deferred income tax assets and liabilities at June 30 are attributable to the following:

                                             1999      1998

Deferred tax liabilities:
  Depreciation                        $1,919,950      $1,597,409
  Prepaid expenses                        29,394          29,918
                                      ----------      ----------
                                       1,949,344       1,627,327
                                      ----------      ----------
Deferred tax assets:
  Inventories                             80,621          63,730
  Allowance for doubtful accounts         76,849          63,341
  Accruals                               168,643         110,148
  Self-insurance                          72,054          79,836
  Deferred compensation                  443,227         409,404
  Tax credit carryforwards               163,974          50,472
                                      ----------      ----------
                                       1,005,368         776,931
                                      ----------      ----------
Net deferred tax liability            $  943,976      $  850,396
                                      ==========      ==========

Deferred taxes have not been recorded on undistributed earnings of the China joint venture (approximately $1,161,000) because such amounts are considered permanently invested.

Income tax payments of approximately $605,000, $1,557,000 and $751,500 were made in 1999, 1998 and 1997, respectively.

8.    STOCKHOLDERS' EQUITY

The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 1999, the Board of Directors has not authorized any series of preferred stock.

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

During 1997, the Company established the 1996 Outside Directors' Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the automatic grant of 1,500 options annually to each member of the Board of Directors who is not an employee of the Company. Discretionary grants of up to 2,250 options annually per director may also be made at the discretion of the Board of Directors. All grants are made at the market value of the stock on the date of the grant. There are 150,000 shares available for grant under the 1996 Plan, of which 7,500 were granted during the year for a total of 22,500 shares granted under the 1996 Plan at June 30, 1999.

At June 30, 1999, there were 243,133 shares reserved for future grants for all of the above-mentioned plans.

The following is a summary of activity for all of the Company's stock option plans:

                                    Weighted-
                                    Average
                        Shares      Exercise
                        Under       Price Per     Shares
                        Option       Share      Exercisable

July 1, 1996            316,314      $ 4.56      148,778

  Granted                10,500        6.67
  Surrendered            (6,000)       3.30
  Exercised             (29,780)       4.70
                        -------
June 30, 1997           291,034        4.77      191,085

  Granted                95,750       18.50
  Surrendered            (1,315)       5.13
  Exercised             (51,899)       3.16
                        -------
June 30, 1998           333,570        8.96      199,375

  Granted                52,500       12.79
  Surrendered            (1,940)      12.49
  Exercised            (140,500)       4.41
                        -------
June 30, 1999           243,630      $12.38      105,244
                        -------

The following table sets forth information regarding options outstanding at June 30, 1999:

                           Options Outstanding
                                 Weighted-                              Options Exercisable
                                  Average      Weighted-                      Weighted-
                                 Remaining      Average                       Average
     Exercise       Number      Contractual    Exercise                       Exercise
      Prices      Outstanding   Life (Years)     Price        Number           Price

     $ 2.67         22,500         0.15         $ 2.67         22,500         $ 2.67
       4.17            750         0.15           4.17            750           4.17
       5.67         22,500         5.15           5.67         18,000           5.67
       5.84         25,880         1.7            5.84         17,432           5.84
       6.67          9,750         5.99           6.67          8,250           6.67
      10.00          7,500         9.43          10.00              -              -
      12.35         15,000         6.64          12.35          9,000          12.35
      13.25         45,000         4.16          13.25              -              -
      15.50          7,500         8.43          15.50          7,500          15.50
      18.75         87,250         3.14          18.75         21,812          18.75
                    ------                                     ------
$2.67-$18.75       243,630                      $12.38        105,244         $ 9.11
                   =======                                    =======

As described in Note 1, the Company uses the intrinsic value method in accordance with APB No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, the Company's net income and diluted income per share would have been $2,606,350 or $.55 per share in 1999, $2,944,591 or $.66 per share in 1998 and $2,029,904 or $.55 per share in 1997.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                           1999         1998        1997

Average risk-free interest rate           5.5%         5.2%         6.2%
Expected life of option grants          2.5 years    2.5 years    2.5 years
Expected volatility of underlying
 stock                                     69%          72%         143%
Expected dividend rate                    None         None         None

The weighted-average fair value of options granted in 1999, 1998 and 1997 was $5.76, $8.34 and $5.71, respectively.

The option pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of ten years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

9.    BENEFIT PLANS

The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amounts. No contributions were made to the plan for the years ended June 30, 1999, 1998 and 1997.

The Company has a 401(k) Savings Plan (the "Plan") covering all employees of the Company who have six consecutive months of service and have attained the age of twenty-one. Matching employer contributions can be made to the Plan at the discretion of the Board of Directors. The Company contributed $172,000 and $90,000 to the Plan for the years ended June 30, 1999 and 1998, respectively. No matching contributions were made to the Plan for the year ended June 30, 1997.

10.   COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 1999, 1998 and 1997 approximated $869,000, $742,000 and $576,000, respectively. Future payments under noncancelable operating leases are:

                      2000           $725,000
                      2001            693,000
                      2002            387,000
                      2003            260,000
                      2004            260,000

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

11.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS

The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies. The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, license fees, and royalty income.

Sales to several divisions of one customer represented 15%, 23% and 20% of total revenues in 1999, 1998 and 1997, respectively.

Summarized information relating to international operations is as follows:

                                           Year Ended June 30,
                                 1999             1998             1997

Revenues:
  United States               $46,785,650      $48,521,029      $48,434,514
  Canada                       10,671,000        6,311,000        2,443,000
  China                         1,929,250        1,793,030        1,037,298
  Other                         7,661,383        3,650,112        3,172,041
                              -----------      -----------      -----------
Total revenues from
 unaffiliated customers       $67,047,283      $60,275,171      $55,086,853
                              ===========      ===========      ===========
The principal product
 group sales were:
  Flexible circuits           $49,625,163      $44,378,680      $41,492,550
  Laminated cables             16,747,637       15,669,656       13,484,593
                              -----------      -----------      -----------
Product sales                 $66,372,800      $60,048,336      $54,977,143
                              ===========      ===========      ===========
Long-lived assets:
  United States               $31,110,693      $18,843,351      $12,476,319
                              ===========      ===========      ===========
  China                       $ 2,356,264      $ 1,829,306      $ 1,724,105
                              ===========      ===========      ===========

12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands except per share amounts):

                              First       Second        Third        Fourth
1999 Quarters
Revenues                     $15,492      $15,354      $16,099      $20,102
Gross profit                   2,441        2,834        3,987        5,001
Net income                       199          540          944        1,337
Net income per share:
  Basic                          .04          .12          .20          .28
  Diluted                        .04          .11          .20          .28

1998 Quarters
Revenues                     $13,717      $14,184      $14,296      $18,078
Gross profit                   3,178        2,869        3,027        3,897
Net income                       728          587          823        1,019
Net income per share:
  Basic                          .19          .14          .18          .22
  Diluted                        .18          .13          .17          .21

13.   PURCHASE OF PARLEX-DYNAFLEX

On April 30, 1999, the Company established a wholly owned subsidiary and purchased the assets of Dynaflex, a business which produces custom flexible circuits. The acquisition has been accounted for as a purchase business combination and the results of Parlex-Dynaflex are included in the consolidated results of the Company since the purchase date, April 30, 1999. The cost of acquisition was $2,620,000, plus $140,000 of liabilities assumed, and the purchase price has been allocated to acquired accounts receivable, inventory, property, plant and equipment and accounts payable. Approximately $1,200,000 has been recorded as goodwill which reflects the excess of purchase price over the fair value of assets and liabilities acquired. Goodwill is reported within other assets on the consolidated balance sheets and is being amortized on a straight-line basis over ten years. The results of operations of Dynaflex were not significant to the Company in either 1999 or 1998. Accordingly, proforma information has not been presented.
                                 * * * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------

      This item is inapplicable.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The information required by the Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1999.

Item 11. Executive Compensation
-------------------------------

      The information required by the Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board", in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission within 120 days of June 30, 1999.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      This Item is not applicable.

                                   Part IV

Item 14. Exhibits, Financial    (a)      Documents filed as a part of this
         Statement Schedules             Form 10-K.
         And Reports on         1.       Financial Statements.
         Form 8-K.                       ---------------------
                                         The Financial Statements filed as
                                         a part of this Form 10-K.
                                2.       Financial Statement Schedules.
                                         ------------------------------
                                         Schedules are omitted because of
                                         the absence of conditions under
                                         which they are required or
                                         because the required information
                                         is included in the Consolidated
                                         Financial Statements or notes
                                         thereto.
                                3.       Exhibits.
                                         ---------
                                         The exhibits listed below are
                                         either filed herewith or, if not
                                         filed, are incorporated by
                                         reference from the filings noted
                                         in parathenses.
                                (3)(A)   Restarted Articles of Organization
                                         as amended, (dated August 2, 1983);
                                         (filed a Exhibits 3-A and 3-B to
                                         the Company's Registration
                                         Statement on Form S-1, file No.
                                         2-85588, and incorporated herein by
                                         reference).
                                (3)(B)   Articles of Amendment to Restated
                                         Articles of Organization, dated
                                         December 1, 1987; (filed as Exhibit
                                         10-Q to Form 10-K for the fiscal
                                         year ended June 30, 1988).
                                (3)(C)   Bylaws; (filed as Exhibit 3-C to
                                         the Company's Registration
                                         Statement on Form S-1, file No.
                                         2-85588, and incorporated herein by
                                         reference).
                                (3)(D)   Articles of Amendment to Restated
                                         Articles of Organization, dated
                                         October 21, 1997; (filed as Exhibit
                                         3-D to Form 10-Q for the quarter
                                         ended December 28, 1997).
                                (10)(A)  1985 Employees' Nonqualified Stock
                                         Option Plan dated December 2,
                                         1985*; (filed as Exhibit 10-L to
                                         Form 10-K for the fiscal year ended
                                         June 30, 1986).
                                (10)(B)  Employment Agreement between Parlex
                                         Corporation and Mr. Herbert W.
                                         Pollack, dated May 1, 1986;* (filed
                                         as Exhibit 10-M to Form 10-K for
                                         the fiscal year ended June 30,
                                         1986).
                                (10)(C)  1989 Outside Directors' Stock
                                         Option Plan*; (filed as Exhibit
                                         10-Z to Form 10-K for the fiscal
                                         year ended June 30, 1991).
                                (10)(D)  1989 Employees' Stock Option Plan*;
                                         (filed as Exhibit 10-AA to Form
                                         10-K for the fiscal year ended
                                         June 30, 1991).
                                (10)(E)  Chinese Joint Venture Contract,
                                         Articles of Association, and
                                         Agreement of Technology License
                                         and Technical Service May 29,
                                         1995; (filed as Exhibit 10-AH to
                                         Form 10-K for the fiscal year ended
                                         June 30, 1995). Confidential
                                         treatment has been granted for
                                         portions of this exhibit.
                                (10)(F)  Manufacturing and Sales Agreement
                                         between Samsung Electro Mechanics
                                         Co., Ltd. and Parlex Corporation
                                         dated September 29, 1994; (filed as
                                         Exhibit 10-AK to Form 10-K for the
                                         fiscal year ended June 30, 1995).
                                         Confidential treatment has been
                                         granted for portions of this
                                         exhibit.
                                (10)(G)  Employment Agreement between Parlex
                                         Corporation and Peter J. Murphy
                                         dated June 26, 1996*; (filed as
                                         Exhibit 10-AM to Form 10-K for the
                                         fiscal year ended June 30, 1996).
                                (10)(H)  License Agreement between Parlex
                                         Corporation and Polyclad Laminates,
                                         Inc., effective June 1, 1996;
                                         (filed as Exhibit 10-AN to Form
                                         10-K for the fiscal year ended June
                                         30, 1996). Confidential treatment
                                         has been granted for portions of
                                         this exhibit.
                                (10)(I)  Agreement between Parlex
                                         Corporation and Allied Signal
                                         Laminate Systems, Inc., effective
                                         May 5, 1995; (filed as Exhibit
                                         10-AO to Form 10-K for the fiscal
                                         year ended June 30, 1996).
                                         Confidential treatment has been
                                         granted for portions of this
                                         exhibit.
                                (10)(J)  License Agreement between Parlex
                                         Corporation and Pucka Industrial
                                         Co., Ltd., effective July 1, 1996;
                                         (filed as Exhibit 10-AP to Form
                                         10-K for the fiscal year ended June
                                         30, 1996). Confidential treatment
                                         has been granted for portions of
                                         this exhibit.
                                (10)(K)  Agreement of Lease between
                                         PVP-Salem Associates, L.P. and
                                         Parlex Corporation dated August 12,
                                         1997; (filed as Exhibit 10-L to
                                         Form 10-K for the fiscal year ended
                                         June 30, 1997).
                                (10)(L)  Employment Agreement between Parlex
                                         Corporation and Herbert W. Pollack
                                         dated July 1, 1997*; (filed as
                                         Exhibit 10-M to Form 10-K for the
                                         fiscal year ended June 30, 1997).
                                (10)(M)  Patent Assignment Agreement between
                                         Parlex Corporation and Polyonics,
                                         Inc. dated June 16, 1997; (filed as
                                         Exhibit 10-N to Form 10-K for the
                                         fiscal year ended June 30, 1997).
                                (10)(N)  1996 Outside Directors' Stock
                                         Option Plan*; (filed as Exhibit
                                         10-O to Form 10-K for the fiscal
                                         year ended June 30, 1997).
                                (10)(O)  Shelter Service Agreement between
                                         Parlex Corporation and Offshore
                                         International Inc. dated March 6,
                                         1998; (filed as Exhibit 10-O to
                                         Form 10-K for the fiscal year ended
                                         June 30, 1998).
                                (10)(P)  Commercial Loan Agreement dated
                                         November 12, 1997; (filed as
                                         Exhibit 10-P to Form 10-K for the
                                         fiscal year ended June 30, 1998).
                                (10)(Q)  Amendment to agreement between
                                         Parlex Corporation and Allied
                                         Signal Laminate Systems, Inc.,
                                         effective May 5, 1995; filed
                                         herewith.
                                (10)(R)  Employment Agreement between Parlex
                                         Corporation and Peter J. Murphy,
                                         dated September 1, 1999; filed
                                         herewith.
                                (21)     Subsidiaries of the Registrant;
                                         filed herewith.Independent
                                (23)     Auditors' Consent;Filed herewith.
                                (24)     Powers of Attorney; filed herewith.
                                (27)     Financial Data Schedule; filed
                                         herewith.

--------------------
*  Denotes management contract or compensatory plan or arrangement.


(B)   Reports on Form 8-K
      -----------------------
      The Company filed no reports
      on Form 8-K with the Securities
      and Exchange Commission
      during the quarter ended
      June 30, 1999.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 1999.

Parlex Corporation

By:* /s/ Herbert W. Pollack
     ---------------------------------
     Herbert W. Pollack, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                     Date
        ---------                      -----                     ----

/s/ Herbert W. Pollack        Chairman of the Board       September 28, 1999
-------------------------     (Principal Executive
                              Officer)

/s/ Steven M. Millstein       Vice President of Finance   September 28, 1999
--------------------------    and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ Peter J. Murphy           Director and Chief          September 28, 1999
--------------------------    Executive Officer

/s/ Sheldon A. Buckler        Director                    September 28, 1999
--------------------------

/s/ Richard W. Hale           Director                    September 28, 1999
--------------------------

/s/ M. Joel Kosheff           Director                    September 28, 1999
--------------------------

/s/ Lester Pollack            Director                    September 28, 1999
--------------------------

/s/ Benjamin M. Rabinovici    Director                    September 28, 1999
--------------------------

/s/ Steven M. Millstein       Attorney-in-Fact            September 28, 1999
--------------------------

      As of the date of submission of this filing, no annual report or proxy material with respect to the fiscal year ended June 30, 1999 has been sent to the security holders. Such annual report and proxy material will be submitted to the Commission at the time it is furnished to the security holders.

                                EXHIBIT INDEX


Exhibit       Description             Page

10-O    Shelter Plan Service Agreement between Parlex Corporation and
Offshore International, Inc. dated March 6, 1998.

10-P    Commercial Loan Agreement dated November 12, 1997.

10-Q    Amendment to Agreement between Parlex corporation and Allied Signal
Laminate Systems, Inc. effective May 5 1999.

10-R    Employment Agreement between Parlex Corporation and Peter J. Murphy, dated September 1, 1999.

21      Subsidiaries of the Registrant

23      Independent Auditors' Consent

24      Powers of Attorney

27      Financial Data Schedule



