Form 10-Q
period 1999-09-26
PARLEX CORP
filed 1999-11-10
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 26, 1999


                         Commission File No. 0-12942

                             PARLEX CORPORATION
                             ------------------
           (Exact Name of Registrant as Specified in its Charter)

         Massachusetts                              04-2464749
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
 incorporation or organization)

          One Parlex Place, Methuen, Massachusetts          01844
          ----------------------------------------          -----
          (Address of principal executive offices)       (Zip Code)

                                978-685-4341
                                ------------
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   [X]       NO   [ ]
                               -----          -----

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 29, 1999, was 4,807,459 shares.


                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----


Part I - Financial Information                                        Page
                                                                      ----

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets - September 26, 1999 and June 30, 1999       3

Consolidated Statements of Income - For the Three Months
 Ended September 26, 1999 and September 27, 1998                         4

Consolidated Statements of Cash Flows - For the Three Months
 Ended September 26, 1999 and September 27, 1998                         5

Notes to Unaudited Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                               7

Part II - Other Information                                             11

Exhibit Index                                                           12

Signatures                                                              15


                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    September 26, 1999 and June 30, 1999
                                 (Unaudited)

                                                               September 26, 1999   June 30, 1999
                                                               ------------------   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $  1,082,416      $  1,175,889
  Short-term investments                                               928,704         1,606,953
  Accounts receivable - less allowance for doubtful accounts        15,761,815        14,053,046
  Inventories:
    Raw material                                                     4,136,342         3,746,245
    Work in process                                                  8,016,155         7,197,212
  Refundable income taxes                                                    -           129,790
  Deferred income taxes                                                559,084           559,084
  Other current assets                                               1,658,549         1,585,435
                                                                  ------------      ------------
      Total current assets                                          32,143,065        30,053,654
                                                                  ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                 468,864           468,864
  Buildings                                                          8,159,588         7,796,488
  Machinery and equipment                                           32,195,405        30,756,650
  Leasehold improvements and other                                   3,052,529         2,929,101
  Construction in progress                                          13,586,228        13,844,489
                                                                  ------------      ------------

                                                                    57,462,614        55,795,592

  Less accumulated depreciation and amortization                   (24,896,951)      (23,915,018)
                                                                  ------------      ------------

    Property, plant and equipment - net                             32,565,663        31,880,574
                                                                  ------------      ------------

OTHER ASSETS                                                         1,554,795         1,586,383
                                                                  ------------      ------------

TOTAL                                                             $ 66,263,523      $ 63,520,611
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILIITES:
  Current portion of long-term debt                               $    619,206      $    619,206
  Accounts payable                                                   7,661,999         8,080,085
  Accrued liabilities                                                3,581,784         2,592,655
                                                                  ------------      ------------

      Total current liabilities                                     11,862,989        11,291,946
                                                                  ------------      ------------

LONG-TERM DEBT                                                       2,276,638         1,631,782
                                                                  ------------      ------------

OTHER NONCURRENT LIABILITIES                                         2,497,013         2,611,942
                                                                  ------------      ------------

MINORITY INTEREST IN PARLEX SHANGHAI                                 2,889,228         2,651,711
                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                            -                 -
  Common stock                                                         501,733           499,115
  Additional paid-in capital                                        24,651,279        24,568,566
  Retained earnings                                                 22,628,790        21,288,296
  Accumulated other comprehensive income                                (6,522)           14,878
  Less treasury stock                                               (1,037,625)       (1,037,625)
                                                                  ------------      ------------

      Total stockholders' equity                                    46,737,655        45,333,230
                                                                  ------------      ------------

TOTAL                                                             $ 66,263,523      $ 63,520,611
                                                                  ============      ============

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
    For the Three Months Ended September 26, 1999 and September 27, 1998
                                 (Unaudited)


                                                September 26, 1999   September 27, 1998
                                                ------------------   ------------------

REVENUES:
  Product sales                                     $20,119,207          $15,419,212
  License fees and royalty income                       246,352               72,544
                                                    -----------          -----------
      Total revenues                                 20,365,559           15,491,756
                                                    -----------          -----------

COSTS AND EXPENSES:
  Cost of products sold                              15,664,031           13,051,471
  Selling, general and administrative expenses        2,570,809            2,114,422
                                                    -----------          -----------

      Total costs and expenses                       18,234,840           15,165,893
                                                    -----------          -----------

OPERATING INCOME                                      2,130,719              325,863

OTHER INCOME, Net                                        12,289              169,283

INTEREST EXPENSE                                        (58,136)             (76,440)
                                                    -----------          -----------

INCOME FROM OPERATIONS BEFORE
 INCOME TAXES                                         2,084,872              418,706

(PROVISION) CREDIT FOR INCOME TAXES                    (506,861)              70,850
                                                    -----------          -----------

INCOME BEFORE MINORITY INTEREST                       1,578,011              489,556

MINORITY INTEREST                                      (237,517)            (290,486)
                                                    -----------          -----------

NET INCOME                                          $ 1,340,494          $   199,070
                                                    ===========          ===========

BASIC INCOME PER SHARE                              $      0.28          $      0.04
                                                    ===========          ===========

DILUTED INCOME PER SHARE                            $      0.28          $      0.04
                                                    ===========          ===========

WEIGHTED AVERAGE SHARES - BASIC                       4,794,858            4,640,795
                                                    ===========          ===========

WEIGHTED AVERAGE SHARES - DILUTED                     4,843,188            4,788,893
                                                    ===========          ===========


                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                      Three Months Ended
                                                           September 26, 1999     September 27, 1998
                                                           ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 1,340,494            $   199,070
                                                              -----------            -----------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of property, plant and
   equipment and other assets                                   1,016,892                796,526
  Gain on sale of investments available for sale
  Deferred compensation                                            22,601                 21,921
  Minority interest                                               237,517                290,486
  Changes in assets and liabilities:
    Accounts receivable - net                                  (1,708,769)               238,381
    Inventories                                                (1,209,040)              (287,030)
    Refundable income taxes                                       129,790                196,693
    Other current assets                                          (73,114)               766,210
    Deferred compensation payments                                (37,530)                     -
    Accounts payable and accrued liabilties                       471,043             (1,786,167)
                                                              -----------            -----------
      Total adjustments                                        (1,150,610)               237,020
                                                              -----------            -----------
      Net cash provided by operating activities                   189,884                436,090
                                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of investments available for sale, net               676,363              1,557,959
  Additions to property, plant and equipment                   (1,667,022)            (2,880,469)
  Increase in other assets                                         (3,371)              (517,591)
                                                              -----------            -----------
      Net cash used for investing activities                     (994,030)            (1,840,101)
                                                              -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                               -                 50,000
  Payment of bank loan                                            (80,000)                     -
  Borrowings under revolving credit agreement                     900,000              1,200,000
  Payments of other long-term debt                               (175,144)              (116,852)
  Proceeds from exercise of stock options                          85,331                  1,092
                                                              -----------            -----------
      Net cash provided by financing activities                   730,187              1,134,240
                                                              -----------            -----------

Effect of exchange rate changes on cash                           (19,514)                   321
                                                              -----------            -----------

Net decrease in cash and cash equivalents                         (93,473)              (269,450)

Cash and cash equivalents, beginning of year                    1,175,889              5,824,233
                                                              -----------            -----------

Cash and cash equivalents, end of period                      $ 1,082,416            $ 5,554,783
                                                              ===========            ===========


                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.  Management Statement
    --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 26, 1999 and the results of operations and cash flows for the three months ended September 26, 1999 and September 27, 1998. All adjustments made to the interim financial statements were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1999, and this filing should be read in conjunction with that annual report.

2.  Comprehensive Income
    --------------------

      Comprehensive Income, as required by SFAS No. 130, "Reporting Comprehensive Income." for the three months ended September 26, 1999 and September 27, 1998, is as follows:

                                           September 26, 1999     September 27, 1998
                                           ------------------     ------------------

Other Comprehensive Income:
  Unrealized gain (loss) on short term
   investments                                 $ (1,886)                $3,280
  Cumulative translation adjustments            (19,514)                   321
                                               --------                 ------
                                               $(21,400)                $3,601
                                               ========                 ======

The accumulated other comprehensive income balance is as follows:

                               Unrealized gains
                                 (losses) on           Cumulative Trans-
                            Short term Investments     lation Adjustments       Total
                            ----------------------     ------------------       -----

Beginning Balance                  $(1,886)                 $ 12,992          $ 14,878
Current Period Change               (1,886)                  (19,514)          (21,400)
                                   -------                  --------          --------
Ending Balance                         -0-                  $ (6,522)         $ (6,522)
                                   =======                  ========          ========

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

      Total revenues in the first quarter of the current fiscal year were $20,365,559, an increase of 31% from $15,491,756 in revenues for the first quarter last year. Revenues were generated primarily from product sales, while some were derived from licensing and royalty fees. Sales were robust in all markets with the largest gains coming from the telecommunication sector. Each of the Company's operating locations reported an increase in revenue.

      The cost of products sold was $15,664,031 or 77% of revenues in the current quarter versus $13,051,471 or 84% of revenues in the first quarter last year. Operating margins improved as more automotive product was shifted to the Company's proprietary PALFlex(r) technology, which provides for a lower cost and a higher performance flexible circuit as compared to the use of conventional materials. Additionally, operations in Mexico continue to improve and additional product is being sent to the facility for its cost effective finishing processes. Dynaflex, the Company's quick turn/prototype facility in San Jose, California, is satisfying the customers' prototype demands, allowing other facilities to concentrate on the larger production orders, which contributes to enhanced operational efficiency.

      In the first quarter last year, the Company incurred some unanticipated losses in the manufacturing of flexible circuits associated with automotive applications and involving its' Mexican facility. The Company also failed to achieve desired yields on its PALFlex(r) process for automotive applications. Both of these problems were remedied subsequent to the first quarter last year and no longer exist.

      Selling, general, and administrative expenses were $2,570,809 or 13% of revenues this quarter versus $2,114,422 or approximately 14% of revenue for the comparable quarter last year.

      Other income was $12,289 in the first quarter this year versus $169,283 for the same period last year. Last year's amount was primarily associated with interest income earned on the remaining proceeds from the Company's stock offering in October 1997. Subsequent to the first quarter, most of the proceeds were expended for a new addition to the building in Methuen, Massachusetts, as well as for capital equipment and working capital requirements at the Company's operating locations.

      The above factors resulted in income before taxes of $2,084,872 this quarter versus $418,706 in the first quarter last year, or an increase of nearly 400%.

      The Company provided for taxes of $506,861 or an effective tax rate of about 24%, including a tax rate of 7.5% on income derived from the Company's 50.1% interest in Parlex (Shanghai), the Chinese joint venture. The Company is anticipating a slightly higher tax rate in the current year versus the effective tax rate of 21% for the fiscal year ended June 30, 1999. In the first quarter of last year, the tax credit related to the loss incurred in the Company's US operations, while the Company generated income from its Chinese joint venture, which, at that time, was not subject to tax.

      The Company's net income, after providing for taxes and recognizing the minority interest in its Chinese joint venture, was $1,340,494, an increase of 573% from the income of $199,070 reported in the same quarter a year ago.

Liquidity and Capital Resources
-------------------------------

      As of September 26, 1999, the Company had cash on hand and short term investments of approximately $2,000,000. In addition, the Company has available for use $8,500,000 from its unsecured revolving credit facility of $10,000,000.

      In the first quarter this year, the Company expended nearly
$1,700,000 for fixed assets, after having spent nearly $13,000,000 on additions to plant, property, and equipment in the fiscal year ended June 30, 1999. The Company anticipates a lower level of spending during the remainder of the year.

      The Company believes that its cash on hand, its anticipated cash flow from operations, and the amount available under its revolving credit facility, should be sufficient to meet its foreseeable needs during the remainder of the current fiscal year.

New Accounting Pronouncements
-----------------------------

      Recently Adopted Accounting Pronouncements - SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, license fees and royalty income.

      Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2001. The Company has not completed an evaluation of the effects of adopting SFAS No. 133 on its consolidated financial position, results of operations and financial statement disclosures.

Year 2000 Disclosure Statement
------------------------------

      The information provided below constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

      The Year 2000 may affect the Company's internal computer systems, and certain external systems with which the Company exchanges any date related information with its customers, suppliers, banks, insurance companies, stockholders, etc. In order to properly assess the extent this problem may have on its operations, the Company has and is continuing to survey its key suppliers, service providers, and trading partners as to their level of preparedness and the effect it will have (if any) on the Company's operations.

      The Company believes all necessary undertakings have been completed and that its enterprise system is fully year 2000 compliant. Quite apart from the Year 2000 problem, the Company has replaced its legacy computer with a client server system for which the hardware and software have been certified as year 2000 compliant.

      The Company has completed an inventory of all of its mission critical manufacturing systems in order to determine any Year 2000 issues. All identified issues have been remediated and as a result the Company does not believe that any issues exist which will prevent these systems from operating as expected after January 1, 2000. The testing necessary to validate being Year 2000 ready is scheduled to be completed in November 1999.

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

Quantitative and Quality Disclosures About Market Risk
------------------------------------------------------

      As of September 26, 1999, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

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

      The Company also has a revolving line of credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. As of September 26, 1999, $1,500,000 was borrowed under this line of credit. The Company has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      Sales in Parlex Shanghai are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/U.S. exchange rate may positively or negatively impact the joint venture's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and the U.S., the Company does not believe the market risk is material.


Factors That May Affect Future Results
--------------------------------------

      This Quarterly Report on Form 10-Q contains certain forward-looking statements as defined under the Federal Securities Laws. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition, and technological change.


                         PART II - OTHER INFORMATION
                         ---------------------------


Items 1-5   THESE ITEMS ARE INAPPLICABLE

Item 6      Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits - See Exhibit Index

            (b)   Reports on Form 8-K - No reports on Form 8-K
                  Were filed by the Company for the quarter ended
                  September 26, 1999.


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



                                         PARLEX CORPORATION
                                         ------------------


                                         By:
                                             ---------------
                                             Peter J. Murphy
                                             President



                                         By:
                                             -------------------
                                             Steven M. Millstein
                                             Vice President of Finance

                                            (Principal Accounting and
                                             Financial Officer)

                                         ----------------------
                                         Date