Form 10-Q
period 1999-12-26
PARLEX CORP
filed 2000-02-09
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the Quarter Ended December 26, 1999

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

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at January 31, 2000 was 4,812,658.

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets - December 26, 1999 and June 30, 1999        3

Consolidated Statements of Income - For the Three Months
 And Six Months Ended December 26, 1999 and December 27, 1998            4

Consolidated Statements of Cash Flows - For the Six Months
 Ended December 26, 1999 and December 27, 1998                           5

Notes to Unaudited Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                               8

Part II - Other Information                                             12

Signatures                                                              13

Exhibit Index                                                           14

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     December 26, 1999 and June 30, 1999
                                 (Unaudited)

                                         December 26, 1999    June 30, 1999
                                         -----------------    -------------

                                   ASSETS

Current assets:
  Cash and cash equivalents                 $   329,924        $ 1,175,889
  Short-term Investments                            602          1,606,953
  Accounts receivable - net                  18,836,598         14,053,046
  Inventories:
    Raw material                              6,564,575          3,746,245
    Work in process                           7,577,882          7,197,212
  Refundable income taxes                           -0-            129,790
  Deferred income taxes                         559,084            559,084
  Other current assets                        2,229,792          1,585,435
                                            ------------------------------
      Total current assets                   36,098,457         30,053,654
                                            ------------------------------
Property, plant and equipment:
  Land                                          468,864            468,864
  Buildings                                   7,796,488          7,796,488
  Machinery and equipment                    32,305,057         30,756,650
  Leasehold improvements and other            3,084,215          2,929,101
  Construction in progress                   16,561,112         13,844,489
                                            ------------------------------
      Total                                  60,215,736         55,795,592
  Less accumulated depreciation and
   Amortization                             (25,888,289)       (23,915,018)
                                            ------------------------------
    Property, plant and equipment - net      34,327,447         31,880,574
                                            ------------------------------
Other assets                                  1,546,616          1,586,383
                                            ------------------------------
      Total                                 $71,972,520        $63,520,611
                                            ==============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $    619,206       $    619,206
  Accounts payable                           10,885,458          8,080,085
  Accrued liabilities                         3,563,282          2,592,655
                                            ------------------------------
      Total current liabilities              15,067,946         11,291,946
                                            ------------------------------

Long-term debt                                2,777,453          1,631,782
                                            ------------------------------
Other non-current liabilities                 2,591,077          2,611,942
                                            ------------------------------
Minority interest in Parlex (Shanghai)        3,216,024          2,651,711
                                            ------------------------------

Stockholders' equity:
  Preferred stock                                   -0-                -0-
  Common stock                                  502,153            499,115
  Additional paid-in capital                 24,677,234         24,568,566
  Retained earnings                          24,184,456         21,288,296
  Accumulated other comprehensive income         (6,198)            14,878
  Less treasury stock at cost                (1,037,625)        (1,037,625)
                                            ------------------------------
      Total Stockholders' equity             48,320,020         45,333,230
                                            ------------------------------
      Total                                 $71,972,520        $63,520,611
                                            ==============================


See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  For the Three Months and Six Months Ended
                   December 26, 1999 and December 27, 1998
                                 (Unaudited)

                                            Three Months Ended               Six Months Ended
                                       ----------------------------    ----------------------------
                                       Dec 26, 1999    Dec 27, 1998    Dec 26, 1999    Dec 27, 1998
                                       ------------    ------------    ------------    ------------

Product sales                           $23,841,921     $15,337,148     $43,961,128     $30,756,360
License fees and royalties                  542,156          16,842         788,508          89,386
                                        -----------------------------------------------------------
Total Revenues                           24,384,077      15,353,990      44,749,636      30,845,746
                                        -----------------------------------------------------------

Costs and Expenses:

  Cost of products sold                  18,601,930      12,520,118      34,265,961      25,571,589

  Selling, general and
   administrative expenses                3,061,466       2,004,276       5,632,275       4,118,698
                                        -----------------------------------------------------------

  Operating costs and expenses           21,663,396      14,524,394      39,898,236      29,690,287
                                        -----------------------------------------------------------

Operating income                          2,720,681         829,596       4,851,400       1,155,459

Other income                                143,464          85,267         155,753         254,550

Interest expense                            (95,533)        (56,200)       (153,669)       (133,640)
                                        -----------------------------------------------------------

Income before provision for income
 taxes and minority interest              2,768,612         858,663       4,853,484       1,277,369

Provision for income taxes                 (886,152)       (314,015)     (1,393,013)       (243,165)
                                        -----------------------------------------------------------

Income before minority interest           1,882,460         544,648       3,460,471       1,034,204

Minority interest                          (326,794)         (5,108)       (564,311)       (295,594)
                                        -----------------------------------------------------------

Net income                              $ 1,555,666     $   539,540     $ 2,896,160     $   738,610
                                        ===========================================================

  Basic earnings per share              $       .32     $       .12     $       .60     $       .16
                                        ===========================================================
  Diluted earnings per share            $       .32     $       .11     $       .60     $       .15
                                        ===========================================================

Weighted average shares - basic           4,808,624       4,641,656       4,801,741       4,641,226
                                        ===========================================================
Weighted average shares - diluted         4,868,972       4,759,714       4,856,080       4,774,304
                                        ===========================================================


See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                    Six Months Ended
                                                         ---------------------------------------
                                                         December 26, 1999     December 27, 1998
                                                         -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                $ 2,896,160           $   738,610
                                                            ---------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of property, plant
   and equipment and other assets                             2,051,704             1,503,207
  Deferred compensation                                         (20,865)               42,545
  Minority interest                                             564,313               295,594
  Gain on sale of equipment                                           -                  (300)
  Changes in current assets and liabilities:
    Accounts receivable - net                                (4,783,552)              295,966
    Inventories                                              (3,199,000)             (378,905)
    Refundable income taxes                                     129,790               253,516
    Other current assets                                       (644,357)              826,170
    Accounts payable and accrued liabilities                  3,776,000            (2,690,201)
                                                            ---------------------------------
Total adjustments:                                           (2,125,967)              147,592
                                                            ---------------------------------

Net cash provided by operating activities:                      770,193               886,202
                                                            ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of investments available for sale, net             1,606,351             3,526,219
  Additions to property, plant and equipment                 (4,420,144)           (6,406,096)
  Decrease (increase) in other assets                           (38,666)               98,970
  Proceeds from sale of equipment                                     -                   300
                                                            ---------------------------------
Net cash used for investment activities                      (2,852,459)           (2,780,607)
                                                            ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of bank loan                                         (160,000)             (310,577)
  Borrowings under revolving credit agreement                 1,500,000                     -
  Payments of other long-term debt                             (194,329)             (184,129)
  Exercise of stock options                                     111,706                 7,610
                                                            ---------------------------------

Net cash provided by (used for) financing activities          1,257,377              (487,096)
                                                            ---------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (21,076)                  399
                                                            ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (845,965)           (2,381,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,175,889             5,824,233
                                                            ---------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   329,924           $ 3,443,131
                                                            =================================



See Notes to Unaudited Consolidated Financial Statements

                     PARLEX CORPORATION AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.    Management Statement
      --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 26, 1999 and the results of operations and cash flows for the three months and six months ended December 26, 1999 and December 27, 1998. All adjustments made to the interim financial statements were of a normal recurring nature.

      The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1999, and this filing should be read in conjunction with that annual report.

2.    Other significant Accounting Policies
      -------------------------------------

      (a)   Amortization on Investments Available for Sale:
            -----------------------------------------------
               The Company, when investing in bonds purchased at a premium, amortizes the premium from the date of purchase to the maturity date.

      (b)   Impairment of Long-Lived Assets:
            --------------------------------
               The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

3.    Comprehensive Income
      --------------------

      Comprehensive income for the three months and six months ended December 26, 1999 and December 27, 1998 is as follows:

                                                     Second Qtr                  Six Months
                                               -----------------------     -----------------------
                                                  2000          1999          2000          1999
                                                  ----          ----          ----          ----

      Net Income                               $1,555,666     $539,540     $2,896,160     $738,610

      Other Comprehensive Income:
        Unrealized loss on short term
          Investments                                 -0-      (12,936)       (1,886)       (9,656)
        Cumulative translation adjustments            324           78       (19,190)          399
                                               ---------------------------------------------------
      Total comprehensive income               $1,555,990     $526,682    $2,875,084      $729,353
                                               ===================================================

      The accumulated other comprehensive income balance is as follows:

                                   Unrealized gains
                                     (losses) on           Cumulative Trans-
                                Short term Investments     lation Adjustments      Total
                                ----------------------     ------------------      -----

      Beginning Balance                $ 1,886                  $ 12,992          $ 14,878
      Current Period Change             (1,886)                  (19,190)          (21,076)
                                       ---------------------------------------------------
      Ending Balance                       -0-                  $ (6,198)         $ (6,198)
                                       ===================================================

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations
---------------------

      The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with "Factors that May Affect Future Results" set forth on Page 11 herein and in the Company's other filings with the U.S. Securities and Exchange Commission.

      Total revenues in the second quarter of the current fiscal year increased 59% to $24,384,077 from $15,353,990 in the comparable quarter last year. Revenues were generated primarily from product sales. Revenues grew in each of the Company's principal product lines - flexible circuits, laminated cables, flexible/cable hybrid circuits, and flexible interconnect assemblies. Sales were strong in all markets, with the largest gains continuing to come from the telecommunications sector.

      For the first six months of fiscal year 2000, total revenues were $44,749,636, or 45% greater than $30,845,746 reported last year.

      The cost of products sold was $18,601,930 or 76% of revenues in the current quarter versus $12,520,118 or 82% of revenues in the second quarter last year. Gross margins continue to improve as a result of more automotive products being shifted to the Company's proprietary PALFlex(R) technology, which provides for a lower cost and a higher performance flexible circuit as compared to the use of conventional materials. Operations in Mexico continue to improve sequentially, quarter to quarter, and additional product is being sent to that facility for its cost effective finishing and assembly processes. Dynaflex, the Company's quick turn/prototype facility in San Jose, California, is satisfying the customers' prototype demands, allowing other facilities to concentrate on the larger production orders, which contributes to enhanced operational efficiency. Dynaflex is not yet operating at a profitable level but losses for the quarter were not considered material to the overall results of the Company.

      For the first six months of fiscal 2000, the cost of products sold was $34,265,961 or 77% of total revenues versus $25,571,589 or 83% of total revenues for the comparable period last year. The improvement in the percentage resulted from the same factors described above. Additionally, during the same period a year ago, substantial costs associated with the start up of the Mexican facility were absorbed.

      Selling, general, and administrative expenses were $3,061,466 or approximately 13% of total revenues in the second quarter of this year versus $2,004,276 or 13% of total revenues in the corresponding quarter last year. The increase in actual expenses relates primarily to the inclusion of Dynaflex, which was not purchased by the Company until April 1999, an increase in sales commissions associated with increased sales, and an increase in the Company's 401(K) contributions.

      For the first six months, selling, general, and administrative expenses were $5,632,275 and $4,118,698 in the current and previous year, respectively, or 13% of total revenues in each year.

      Other income was $143,464 in the second quarter of this year. Other income was comprised of items of a miscellaneous nature. For the same quarter last year, other income totaled $85,267, which was comprised almost entirely of interest income earned on investments. The invested monies were expended for the Company's working capital requirements and capital equipment needs, thus little interest income (approximately $10,000) was earned in the current quarter.

      For the first six months of fiscal 2000, other income was $155,753 compared to $254,550 for the same period last year. The composition of income is described above.

      Interest expense in the current quarter was $95,533 and was $56,200 for the same quarter last year. For the first six months of fiscal 2000, interest expense was $153,669 as compared to $133,640 for the same period last year. The increase is due to a larger amount of borrowings against the Company's revolving line of credit, which was necessitated by the Company's additional working capital requirements and capital expenditure needs.

      The above factors resulted in income before the provision for income taxes and minority interest of $2,768,612 and $4,853,484 for the second quarter and first six months, respectively, this year. This compares to $858,663 and $1,277,369 for the second quarter and first six months, respectively, last year. The increases in income before the provision for income taxes and minority interest this year equate to 222% and 280% for the second quarter and first six months, respectively.

      The Company provided for taxes of $886,152 including a tax rate of 7.5% on income derived from the Company's 50.1% interest in Parlex (Shanghai), the Chinese joint venture. For the first six months, the Company provided for taxes of $1,393,013 or an effective tax rate of nearly 29%, which, based on current information, the Company anticipates as being the effective rate for the year ending June 30, 2000.

      Last year, the Company provided for taxes of $314,015 or a 37% effective tax rate in the second quarter, and $243,165 or a 19% effective tax rate for the first six months (21% was the actual rate for the twelve months ended June 30, 1999). The increase in the anticipated effective tax rate this year results from a reduced effect in percentage from the amount of available tax credits and a greater proportion of income being earned in higher tax jurisdictions.

      After providing for taxes and recognizing the minority interest in the Chinese joint venture, the Company's net income was $1,555,666 and $2,896,160 for the current quarter and first six months, respectively.
This compares to $539,540 and $738,610 for the respective time periods last year. The increases in net income this year equate to 188% and 292% for the second quarter and first six months, respectively.

Liquidity and Capital Resources
-------------------------------

      As of December 26, 1999, the Company had cash and short term investments approximating $330,000. The Company presently has an unsecured revolving line of credit of $10,000,000, of which $2,100,000 has been borrowed, thereby making $7,900,000 currently available under this line.

      During the first six months of fiscal 2000, the Company generated $770,000 from operating activities. This amount, together with $1,600,000 received from investments that matured, was not sufficient to satisfy the $4,400,000 that was expended on additions to property, plant, and equipment. Consequently, the Company borrowed $1,500,000 from its revolving line of credit during the first six months of this year.

      The Company anticipates generating positive cash flow from operations in the ensuing six months as well. The amount generated, however, will not be sufficient to provide for the $19,000,000 proposed stock acquisition (announced January 24, 2000) of Poly-Flex Circuits Limited and Poly-Flex Circuits, Inc., two wholly-owned subsidiaries of Cookson Group PLC. On January 31, 2000, the Company deposited $2,000,000 with the seller as a credit towards the purchase price. One million dollars ($1,000,000) was derived from internally generated funds and $1,000,000 derived from additional borrowings under the Company's $10,000,000 unsecured line of credit. The Company also anticipates spending approximately $2,500,000 on additional capital equipment needs for the remainder of the fiscal year. Fleet Boston Financial has agreed to increase the Company's lines of credit on an unsecured basis to finance this acquisition and other needs that may arise. The Fleet Bank commitment is $30,000,000. The Company is also in the process of reviewing other financial alternatives that may be available to accommodate its financing needs.

New Accounting Pronouncements
-----------------------------

      Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will be adopted by the Company during fiscal year 2001. The Company has not completed an evaluation of the effects of adopting SFAS No. 133 on its consolidated financial position, results of operations and financial statement disclosures.

Year 2000 Disclosure Statement
------------------------------

      The Company has completed implementation of its Year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all mission critical systems. Although the Company believes it has completed its Year 2000 project by upgrading its systems, it cannot make any assurances that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations. As of the filing date of this Form 10-Q, the Company has neither experienced, nor does it anticipate experiencing any significant problems, internally or externally, regarding any Year 2000 issues to its business, financial condition or results of operations.

Quantitative and Quality Disclosures About Market Risk
------------------------------------------------------

      As of December 26, 1999, the Company is exposed to market risks which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

      The Company also has a revolving line of credit agreement which bears interest at the bank's corporate base rate which is also affected by changes in market interest rates. As of December 26, 1999, $2,100,000 was borrowed under this line of credit. The Company has the option to repay borrowings at anytime without penalty and therefore believes that the market risk is not material.

      Sales in Parlex Shanghai are typically denominated in the local currency (functional currency), thereby creating exposure to changes in exchange rates. The changes in the Chinese/U.S. exchange rate may positively or negatively impact the joint venture's sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the stable nature of the exchange rate between China and U.S., the Company does not believe the market risk is material.

Factors That May Affect Future Results
--------------------------------------

      This Quarterly Report on Form 10-Q contains certain forward-looking statements as defined under the Federal Securities Laws. The Company's actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond its control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors served by the Company, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, and other one-time events and important factors disclosed previously and from time to time in the Company's other filings with the U.S. Securities and Exchange Commission.

                         PART II - OTHER INFORMATION
                         ---------------------------

Items 4  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      (a) The Registrant's Annual Meeting of Stockholders was held on November 30, 1999.

      (b) At the Annual Meeting, stockholders elected the following Class II directors whose terms expire in 2002:

                                               Withheld

            Name                  For          Authority
            ----                  ---          ---------

      M. Joel Kosheff          4,123,798        37,435
      Peter J. Murphy          4,123,798        37,435



      The following incumbent directors' respective terms of office continued in effect after the meeting:

                        Incumbent Class III Directors

                       Continuing in office until 2000
                       -------------------------------
                              Herbert W. Pollack
                              Sheldon A. Buckler


                         Incumbent Class I Directors

                       Continuing in office until 2001
                       -------------------------------
                              Richard W. Hale
                              Lester Pollack
                              Benjamin M. Rabinovici

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

      (a)  Exhibits - See Exhibit Index

      (b) No reports on Form 8-K were filed during the quarter ended December 26, 1999

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARLEX CORPORATION
                                       ------------------


                                       By:  /s/ PETER J. MURPHY
                                            -------------------------------
                                            Peter J. Murphy
                                            President


                                       By:  /s/ STEVEN M. MILLSTEIN
                                            -------------------------------
                                            Steven M. Millstein
                                            Vice President, Treasurer
                                            (Principal Accounting and
                                            Financial Officer)


                                       February 9, 2000
                                       -----------------------------------
                                       Date

                                EXHIBIT INDEX

EXHIBIT                  DESCRIPTION OF EXHIBIT                      PAGE
-------                  ----------------------                      ----

  11      Statement Regarding Computation of Per Share Earnings       14

  27      Financial Data Schedule                                     15