Form 10-Q
period 2000-03-26
PARLEX CORP
filed 2000-05-10
CIK 724988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarter Ended March 26, 2000

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

                                  YES /X/   NO / /

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at April 30, 2000 was 4,819,284 shares.

                               PARLEX CORPORATION

                                      INDEX

Part I - Financial Information                                           PAGE
Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets - March 26, 2000 and June 30, 1999 ........    3

Consolidated Statements of Income - For the Three Months
And Nine Months Ended March 26, 2000 and March 28, 1999 ...............    4

Consolidated Statements of Cash Flows - For the Nine Months
Ended March 26, 2000 and March 28, 1999 ...............................    5

Notes to Unaudited Consolidated Financial Statements ..................    6

Management's Discussion and Analysis of Financial Condition
And Results of Operations .............................................    8

Part II - Other Information ...........................................   14

Exhibit Index .........................................................   15

Signatures ............................................................   18

                       PARLEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        March 26, 2000 and June 30, 1999
                                   (Unaudited)

                                                                  MARCH 26, 2000         JUNE 30, 1999
                                                                  --------------         -------------
                             ASSETS
Current assets:
  Cash and cash equivalents ..................................     $  2,209,744        $  1,175,889
  Short-term Investments .....................................              602           1,606,953
  Accounts receivable - net ..................................       19,951,980          14,053,046
  Inventories:
    Raw material .............................................        6,684,160           3,746,245
    Work in process ..........................................       11,856,305           7,197,212
  Refundable income taxes ....................................              -0-             129,790
  Deferred income taxes ......................................          559,084             559,084
  Other current assets .......................................        1,783,648           1,585,435
    Total current assets .....................................       43,045,523          30,053,654
                                                                   ------------        ------------
Property, plant and equipment:
  Land .......................................................          893,865             468,864
  Buildings ..................................................       11,222,411           7,796,488
  Machinery and equipment ....................................       44,998,561          30,756,650
  Leasehold improvements and other ...........................        3,712,205           2,929,101
  Construction in progress ...................................       19,095,098          13,844,489
    Total ....................................................       79,922,140          55,795,592
  Less accumulated depreciation and
    amortization .............................................      (26,932,393)        (23,915,018)
                                                                   ------------        ------------
    Property, plant and equipment - net ......................       52,989,747          31,880,574
Other assets .................................................        1,578,352           1,586,383
    Total ....................................................     $ 97,613,622        $ 63,520,611
                                                                   ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..........................     $  4,595,623        $    619,206
  Accounts payable ...........................................       10,632,917           8,080,085
  Accrued liabilities ........................................        6,166,979           2,592,655
                                                                                       ------------
    Total current liabilities ................................       21,395,519          11,291,946
                                                                   ------------        ------------
Long-term debt ...............................................       19,834,863           1,631,782
                                                                   ------------        ------------
Other non-current liabilities ................................        2,659,888           2,611,942
                                                                   ------------        ------------
Minority interest in Parlex (Shanghai) .......................        3,600,908           2,651,711
                                                                   ------------        ------------

Stockholders' equity
  Preferred stock ............................................              -0-                 -0-
  Common stock ...............................................          502,909             499,115
  Additional paid-in capital .................................       24,774,263          24,568,566
  Retained earnings ..........................................       25,888,582          21,288,296
  Accumulated other comprehensive income .....................           (5,685)             14,878
  Less treasury stock at cost ................................       (1,037,625)         (1,037,625)
                                                                   ------------        ------------
    Total Stockholders' equity ...............................     $ 50,122,444        $ 45,333,230
                                                                   ------------        ------------
    Total ....................................................     $ 97,613,622        $ 63,520,611
                                                                   ============        ============

            See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                   March 26, 2000     March 28, 1999     March 26, 2000    March 28, 1999
                                                   --------------     --------------     --------------    --------------
Product sales ...................................    $24,716,151        $15,747,974        $68,677,279       $46,504,334
License fees and royalties ......................        555,000            351,021          1,343,508           440,407
Total Revenues ..................................     25,271,151         16,098,995         70,020,787        46,944,741
                                                      ----------         ----------         ----------        ----------
Costs and Expenses:

  Cost of products sold .........................     18,905,358         12,112,294         53,171,319        37,683,883

  Selling, general and administrative expenses ..      3,129,444          2,566,873          8,761,719         6,685,571
                                                       ---------          ---------          ---------         ---------
  Operating costs and expenses ..................     22,034,802         14,679,167         61,933,038        44,369,454
                                                      ----------         ----------         ----------        ----------

Operating income ................................      3,236,349          1,419,828          8,087,749         2,575,287

Other income (expense) ..........................       (150,529)           123,545              5,224           378,095

Interest expense ................................       (214,821)           (40,079)          (368,490)         (172,719)

Income before income taxes ......................      2,870,999          1,503,294          7,724,483         2,780,663

Provision for income taxes ......................       (781,987)          (410,000)        (2,175,000)         (653,165)

Net income before minority interest .............      2,089,012          1,093,294          5,549,483         2,127,498

Minority interest ...............................       (384,886)          (149,617)          (949,197)         (445,211)
                                                       ---------          ---------          ---------         ---------
Net income                                            $1,704,126          $ 943,677         $4,600,286        $1,682,287
                                                      ==========          =========         ==========        ==========

  Basic income per share ........................           $.35               $.20               $.96              $.36
                                                            ====               ====               ====              ====
  Diluted income per share ......................           $.34               $.20               $.94              $.35
                                                            ====               ====               ====              ====
Weighted average shares - basic .................      4,812,936          4,651,506          4,805,473         4,644,652
                                                       =========          =========          =========         =========
Weighted average shares - diluted ...............      4,938,776          4,768,882          4,883,645         4,772,496
                                                       =========          =========          =========         =========

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                     MARCH 26, 2000      MARCH 28, 1999
                                                                                     --------------      --------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net Income ...................................................................       $  4,600,286        $  1,682,287
                                                                                       ------------        ------------
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
          Depreciation and amortization of property, plant
             and equipment and other assets ....................................          3,107,973           2,216,653
         Deferred compensation .................................................             47,945              63,350
         Minority interest .....................................................            949,198             445,211
         Gain on sale of equipment .............................................               -0-               (4,300)
         Changes in current assets and liabilities (net of acquired business):
            Accounts receivable - net ..........................................         (2,619,170)           (722,431)
            Inventories ........................................................         (5,359,771)           (562,142)
            Refundable income taxes ............................................            129,790             319,852
            Other current assets ...............................................             (8,404)            234,715
            Accounts payable and accrued liabilities ...........................          3,506,805             690,538)
                                                                                       ------------        ------------
  Total adjustments: ...........................................................           (245,634)          2,681,446
                                                                                       ------------        ------------
Net cash provided by operating activities: .....................................          4,354,652           4,363,733
                                                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex business ...............................................        (20,240,000)                -0-
  Maturity of investments available for sale, net ..............................          1,606,351           4,010,663
  Additions to property, plant and equipment ...................................         (7,094,256)        (10,552,483)
  Decrease (increase) in other assets ..........................................             38,682             103,870
  Proceeds from sale of equipment ..............................................                -0-               4,300
                                                                                       ------------        ------------
Net cash used for investment activities ........................................        (25,689,223)         (6,433,650)
                                                                                       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of bank loan .........................................................         (2,660,000)           (251,792)
  Loan payable - Joint Venture .................................................            761,346            (310,577)
  Borrowings under revolving credit loan .......................................          9,339,589                 -0-
  Borrowings under term loan ...................................................         15,000,000                 -0-
  Payments of other long-term debt .............................................           (261,437)                -0-
  Exercise of stock options ....................................................            209,491              67,609
                                                                                       ------------        ------------
Net cash provided by (used for) financing activities ...........................         22,388,989            (494,760)
                                                                                       ------------        ------------
Effect of exchange rate changes on cash ........................................            (20,563)                699
                                                                                       ------------        ------------
Net increase (decrease) in cash and cash equivalents ...........................          1,033,855          (2,563,978)

Cash and cash equivalents, beginning of year ...................................          1,175,889           5,824,233
                                                                                       ------------        ------------
Cash and cash equivalents, end of period .......................................       $  2,209,744        $  3,260,255
                                                                                       ============        ============

                       PARLEX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT STATEMENT

         The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 26, 2000 and the results of operations and cash flows for the three months and nine months ended March 26, 2000 and March 28, 1999. All adjustments made to the interim financial statements were of a normal recurring nature.

         The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 1999, and this filing should be read in conjunction with that annual report.

2.       OTHER SIGNIFICANT ACCOUNTING POLICIES

(a)      AMORTIZATION ON INVESTMENTS AVAILABLE FOR SALE:
            The Company, when investing in bonds purchased at a premium, amortizes the premium from the date of purchase to the maturity date.

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

3.       COMPREHENSIVE INCOME

         Comprehensive income for the three months and nine months ended March 26, 2000 and March 28, 1999 is as follows:

                                                                            Third Quarter                      Nine Months
                                                                      2000               1999             2000              1999
                                                                      ----               ----             ----              ----
       Net Income ...........................................      $ 1,704,126      $   943,677       $ 4,600,286       $ 1,682,287

       Other Comprehensive Income:
         Unrealized loss on short term investments ..........              -0-           (8,989)           (1,886)          (18,645)
         Cumulative translation adjustments .................              513              300           (18,677)              699
       Total comprehensive income ...........................      $ 1,704,639      $   934,988       $ 4,579,723       $ 1,664,341
                                                                   ===========      ===========       ===========       ===========

The accumulated other comprehensive income balance is as follows:

                                       Unrealized gains
                                          (losses) on           Cumulative Trans-
                                     SHORT TERM INVESTMENTS     LATION ADJUSTMENTS        TOTAL
Beginning Balance .................        $  1,886                 $ 12,992            $ 14,878
Current Period Change .............          (1,886)                 (18,677)            (20,563)
                                           --------                 --------            --------
Ending Balance ....................             -0-                 ($ 5,685)           ($ 5,685)
                                           ========                 ========            ========


4.       POLY-FLEX ACQUISITION

         On March 1, 2000, the Company acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex"). Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of purchase price has been made to the assets acquired, principally inventory, accounts receivable and property, plant and equipment, and the liabilities assumed based on their estimated fair values at the date of acquisition. Approximately $120,000 representing a preliminary allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a 10 year period. The Company is is the process of obtaining appraisals on certain of the assets acquired. The excess of purchase price over estimated fair value may be adjusted based on the results of such appraisals.

         The Company paid in cash at closing $19,640,000 plus $430,000 of an estimated $600,000 of transaction related costs for the acquisition. The purchase was financed through $20,000,000 in borrowings from two new credit facilities, which consists of a $15.0 million revolving line of credit and a $15.0 million term loan.

         The results of operations of the Poly-Flex business from March 1, 2000 through March 26, 2000 are included in the consolidated financial statements for the quarter and nine months ended March 26, 2000. Net sales for this period totaled $1,821,000 representing 7% and 3% of the quarter and nine months ended March 26, 2000 sales, respectively.

         This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.

         PRO-FORMA CONSOLIDATED RESULTS OF OPERATIONS. The following unaudited pro forma summary presents the consolidated results of operations as if the Poly-Flex acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results, which may occur in the future.

                                        Nine Months Ended

                                   March 26, 2000      March 28, 1999
                                   (Unaudited)(2)     (Unaudited)(1)(2)
                                   --------------     -----------------
     Revenue                               85,090                66,123
     Net Income                             3,196                 1,611
     Earnings per share - basic               .67                   .35
     Earnings per share - diluted             .65                   .34
     Weighted average shares - basic        4,805                 4,645
     Weighted average shares - diluted      4,884                 4,772


1) Includes Dynaflex beginning April 30, 1999.

2) Pro forma to give effect to the Poly-Flex acquisition and related debt as if it had occurred at the beginning of Parlex's 2000 fiscal year.

3) Includes additional interest expense of $957,000 and depreciation of $307,000, net of an income tax benefit of $707,000. This results in a net income per share decrease of $0.20 basic and $0.19 diluted. Poly-Flex reported net loss of ($628,000) for the nine months ended March 26, 2000 resulting in a net income per share decrease of $0.10 and $0.10 for basic and diluted shares, respectively.

4) Includes additional interest expense of $957,000 and depreciation of $307,000, net of an income tax expense of $33,000. This results in a net income per share decrease of $0.20 basic and $0.20 diluted. Poly-Flex reported net income of $1,226,000 for the nine months ended March 28, 1999 resulting in a net income per share increase of $0.20 and $0.20 for basic and diluted shares, respectively.

5.       REVOLVER LOAN AND TERM LOAN AGREEMENTS

         On March 1, 2000 we entered into a new credit facility consisting of a $15.0 million revolving line of credit and a $15.0 million term loan, each subject to a right of setoff that our lender has against our deposits or other property in its possession or control. We borrowed approximately $19.6 million in connection with our Poly-Flex acquisition. Borrowings under both the revolving line of credit and the term loan bear interest at either our lender's prime rate (9.0% at March 26, 2000) or LIBOR (6.18% at March 26,
2000) plus a margin that varies from 1.5% to 2.0%. As of March 26, 2000, we had borrowed $15.0 million under the term loan and $7.4 million under our revolving line of credit facility. No further advances of principal will be made under this credit facility after December 31, 2001. We are required to repay our revolving line of credit borrowing in forty-five equal monthly installments, the first being due on January 1, 2002, and our term loan in twenty quarterly installments of $750,000, the first being due on June 1, 2000. We must also pay, quarterly in arrears and commencing on June 1, 2000, a fee of one-quarter of one percent per annum on the unused portion of our revolving line of credit. Our credit facility requires compliance with a number of covenants, including restrictions on payment of dividends, making of loans, investment in securities and changes in control, and financial covenants.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the FASB issued Statement of Financial Accounting Standards, of SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contract and for hedging activities. We will adopt SFAS No. 133 during fiscal 2001. We have not completed an evaluation of the effect of adopting SFAS No. 133 on our consolidated financial position, results of operations and financial statement disclosures.

7.       LOAN AGREEMENTS - PARLEX (SHANGHAI)

         USD Installment Loan - The Chinese joint venture has an installment bank loan face amount of $1,000,000, of which $360,000 is outstanding at March 31, 2000. Payments are due quarterly (in varying amounts), with interest payable monthly at 9%. The loan is due December 31, 2000. The note is unsecured but guaranteed by each of the partners in direct proportion to their respective interests in the joint venture.

         RMB Term Loan - The Chinese joint venture also has an RMB (Functional Currency) loan, face amount of $850,000, all due September 30, 2000. The interest is payable at 7.2% p.a. The loan in unsecured but guaranteed by each of the partners in direct proportion to their respective interests in the joint venture.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

         We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $23.9 million in property and equipment and approximately $9.6 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet increased customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

RECENT ACQUISITIONS

         On April 30, 1999, we acquired the Dynaflex division of CCIR of California Corp., an indirect wholly-owned subsidiary of Hadco Corporation, for approximately $2.7 million. Dynaflex, located in San Jose, California, is a prototype and quick-turn facility. This acquisition gives us a West Coast presence and a greatly improved rapid prototype and quick-turnaround capability. Quick-turnaround capability permits production of a small number of flexible interconnects upon short notice. This service often leads to large volume orders at our other manufacturing facilities.

         On March 1, 2000, the Company acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex"). Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of purchase price has been made to the assets acquired, principally inventory, accounts receivable and property, plant and equipment, and the liabilities assumed based on their estimated fair values at the date of acquisition. Approximately $120,000 representing a preliminary allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a 10 year period. The Company is in the process of obtaining appraisals on certain of the assets acquired. The excess of purchase price over estimated fair value may be adjusted based on the results of such appraisals.

         The Company paid in cash at closing $19,640,000 plus $430,000 of an estimated $600,000 of transaction related costs for the acquisition. The purchase was financed through $20,000,000 in borrowings from a new credit facility, which consists of $15.0 million revolving line of credit and a $15.0 million term loan.

         The results of operations of the Poly-Flex business from March 1, 2000 through March 26, 2000 are included in the consolidated financial statements for the quarter and nine months ended March 26, 2000. Net sales for this period totaled $1,821,000 representing approximately 7.2% and 3% of the quarter and nine months ended March 26, 2000 sales, respectively.

         This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                   Three Months Ended                 Nine Months Ended
                             March 26, 2000   March 28, 1999    March 26, 2000   March 28, 1999
                             --------------   --------------    --------------   --------------
Total revenues                     100.0%          100.0%             100.0%         100.0%
Cost of products sold               74.8%           75.2%              75.9%          80.3%
                                   -----           -----              -----          -----
Gross profit                        25.2%           24.8%              24.1%          19.7%
Selling, general and
  administrative expenses           12.4%           15.9%              12.5%          14.2%
                                   -----           -----              -----          -----
Operating income                    12.8%            8.9%              11.6%           5.5%
Income from operations before
  income taxes and minority
  interest                          11.4%            9.3%              11.0%           5.9%
Net income                           6.7%            5.9%               6.6%           3.6%
                                   =====           =====              =====           ====


THREE MONTHS ENDED MARCH 26, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 28,
1999

         TOTAL REVENUES. Our total revenues were $25.3 million in the three months ended March 26, 2000, an increase of 57% from $16.1 million in the three months ended March 28, 1999. Revenues were generated primarily from product sales. The increase in total revenues was attributable to an increase in the volume of units shipped from each of our various locations. The revenues also included some shipments in March 2000 from Poly-Flex. Sales were strong in all markets, with the largest growth coming from the telecommunications and networking sector. We also benefited from an increase in demand in the aerospace sector.

         COST OF PRODUCTS SOLD. Cost of products sold was $18.9 million, or 75% of total revenues, for the three months ended March 26, 2000, versus $12.1 million, or 75% of total revenues for the comparable period in the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.1 million, or 12% of total revenues, for the three months ended March 26, 2000, and $2.6 million for the comparable period in the prior year, or 16% of total revenues for that period. The increase in expenses resulted primarily from the inclusion of the Dynaflex operations, which we purchased in April 1999, an increase in sales commissions associated with increased sales, and the inclusion of the March expenses of Poly-Flex, acquired by the Company in March 2000.

         OTHER INCOME, INTEREST EXPENSE, AND PROVISION FOR INCOME TAXES. Other expenses in the current quarter totaled $150,529 while the Company recognized other income of $123,545 for the same quarter last year. The change is due to lower interest income which results from the Company's lower cash and investment balances as well as expenses incurred this quarter which did not occur in the quarter of the previous year.

         Interest expense was $215,000 for the three months ended March 26, 2000, compared to $40,000 for the comparable period in the prior year. The increase was due to the larger amount of borrowings required to finance our Poly-Flex acquisition and our increased working capital requirements and capital expenditure needs.

         Our income before provision for income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $2.9 million for the three months ended March 26, 2000, an increase of 91% from $1.5 million for the three months ended March 28, 1999. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

         We provided for an effective tax rate of approximately 27% in the three months ended March 26, 2000, versus a 27% effective tax rate for the comparable period in the prior year.

         Our income after provision for income taxes and for the minority interest in Parlex Shanghai was $1.7 million for the three months ended March 26, 2000, an increase of 80% from $944,000 for the three months ended March 28, 1999.

NINE MONTHS ENDED MARCH 26, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 28, 1999

         TOTAL REVENUES. Our total revenues were $70.0 million in the nine months ended March 26, 2000, an increase of 49% from $46.9 million in the nine months ended March 28, 1999. Revenues were generated primarily from product sales. The revenues also included March shipments of Poly-Flex, the business acquired by the Company in March, 2000. Revenues grew in each of our principal product lines--flexible circuits, laminated cable, flexible interconnect hybrid circuits and flexible interconnect assemblies. Sales were strong in all markets, with the largest growth coming from the telecommunications and networking sector.

         COST OF PRODUCTS SOLD. Cost of products sold was $53.2 million, or 76% of total revenues, for the nine months ended March 26, 2000, versus $37.7 million, or 80% of total revenues for the comparable period in the prior year. Our gross margins improved as a result of various factors, including the shift of more automotive products to our proprietary PALFlex(R) technology, which can produce a higher performance flexible circuit at a cost lower than using conventional materials. A greater percentage of shipments were sophisticated multilayer technology, which traditionally provide higher margins. We also sent more product to our facility in Mexico for its cost-effective finishing and assembly processes. Dynaflex satisfied our customers' prototype demands, allowing other facilities to concentrate on larger production orders, which contributed to enhanced operating efficiency. Dynaflex did not operate at a profitable level but we do not consider its losses for the nine-month period ended March 26, 2000 material to our overall results. In addition, during the nine months ended March 28, 1999, we incurred substantial costs associated with the start up of our Mexican facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8.8 million, or 13% of total revenues, for the first nine months of fiscal 2000, and $6.7 million for the comparable period in the prior year, or 14% of total revenues for that period. The increase in expenses resulted primarily from the inclusion of the Dynaflex operations, which we purchased in April 1999, an increase in sales commissions associated with increased sales, the March expenses of Poly-Flex, acquired in March, 2000, and an increase in our 401(k) contributions.

         OTHER INCOME AND INTEREST EXPENSE AND PROVISION FOR INCOME TAXES. Other income was $5,000 for first nine months of fiscal 2000, compared to $378,000 for the comparable period in the prior year.

         Interest expense was $368,000 for the first nine months of fiscal 2000, compared to $173,000 for the comparable period in the prior year. The increase was due to the larger amount of borrowings required to finance our Poly-Flex acquisition and our increased working capital requirements and capital expenditure needs.

         Our income before provision for income taxes and for the minority interest in Parlex Shanghai was $7.7 million for the nine months ended March 26, 2000, an increase of 178% from $2.8 million for the nine months ended March 28, 1999.

         We provided for an effective tax rate of nearly 28% in the first nine months of fiscal 2000, versus a 23% effective tax rate for the comparable period in the prior year. The increase in the anticipated effective tax rate resulted from a reduced amount of available tax credits and a greater proportion of our income being earned in higher tax jurisdictions.

         Our income after provision for income taxes and our minority interest in Parlex Shanghai was $4.6 million for the nine months ended March 26, 2000, an increase of 173% from $1.7 million for the nine months ended March 28, 1999.

         PRO-FORMA CONSOLIDATED RESULTS OF OPERATIONS. The following unaudited pro forma summary presents the consolidated results of operations as if the Poly-Flex acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.

                                                                  Nine Months Ended
                                                      March 26, 2000         March 28, 1999
                                                          (000'S except per share data)
             Revenue ..............................         $85,090               $66,123
             Net Income ...........................           3,196                 1,611
             Earnings per share - basic ...........             .67                   .35
             Earnings per share - diluted .........             .65                   .34
             Weighted average shares - basic ......           4,805                 4,645
             Weighted average shares - diluted ....           4,884                 4,772


LIQUIDITY AND CAPITAL RESOURCES

         As of March 26, 2000, the Company has cash on hand of approximately $2,210,000.

         For the first nine months, the Company had net income of $4,600,000, and non-cash items totalling $4,105,000, which, in the aggregate amounted to $8,705,000. These monies, together with $1,606,000 from maturity of investments and $209,000 from the exercise of stock options, accounted for approximately $10,520,000 in receipts. In addition, the Company, for the first nine months, borrowed approximately $25,101,000 to meet its obligations and increase its cash position by approximately $1,000,000. These funds were used to purchase Poly-Flex for $20,240,000, additional working capital requirements of $4,350,000, finance capital expenditures of $7,094,000, and pay debt of $2,921,000.

         On March 1, 2000 we entered into two new credit facilities consisting of a $15.0 million revolving line of credit and a $15.0 million term loan, each subject to a right of setoff that our lender has against our deposits or other property in its possession or control. We borrowed
approximately    million in connection with our Poly-Flex acquisition.
Borrowings under both the revolving line of credit and the term loan bear interest at either our lender's prime rate (9.0% at March 26, 2000) or LIBOR (6.18% at March 26, 2000) plus a margin that varies from 1.5% to 2.0%. As of March 26, 2000, we had borrowed $15.0 million under the term loan and $7.4 million under our revolving line of credit facility. No further advances of principal will be made under the revolving credit facility after December 31, 2001. We are required to pay our revolving line of credit borrowing in forty-five equal monthly installments, the first being due on January 1, 2002, and our term loan in twenty quarterly installments of $750,000, the first being due on June 1, 2000. We must also pay, quarterly in arrears and commencing on June 1, 2000, a fee of one-quarter of one percent per annum on the unused portion of our revolving line of credit. Our credit facility requires compliance with a number of covenants, including restrictions on payment of dividends, making of loans, investment in securities and changes in control, and financial covenants.

         We have filed a registration statement with the Securities and Exchange Commission for a common stock offering of 1,250,000 shares by us and 150,000 shares by selling stockholders. Our underwriters have an option to purchase up to an additional 210,000 shares from us to cover overallotments. We intend to use the proceeds from this offering to pay off all $24.3 million of debt, including the $20 million that we incurred in connection with our acquisition of Poly-Flex. We can, however, give no assurance that we will complete this offering. If we do not complete this offering, we expect our interest expenses to increase due to the increased amount of our long-term debt.

         We believe that our cash on hand, our anticipated cash flow from operations, and the amount available under our revolving credit facility should be sufficient to meet our anticipated needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. We will adopt SFAS No. 133 during fiscal 2001. We have not completed an evaluation of the effects of adopting SFAS No. 133 on our consolidated financial position, results of operations and financial statement disclosures.

MARKET RISK

         The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

         We are exposed to market risks, which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

We also have a revolving credit line and a term loan that bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. We owed approximately $22.4 million as of March 26, 2000. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

         The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

         Sales of Parlex Shanghai and Poly-Flex Circuits Limited are typically denominated in the local currency, which is Parlex Shanghai's and Poly-Flex Circuits Limited's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rate may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of December 26, 1999, which are reported in our financial statements for the quarter ended March 26, 2000, of approximately $7.2 million. Poly-Flex Circuits Limited had net assets as of March 26, 2000 of approximately $4.7 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of December 26, 1999, Parlex Shanghai had outstanding debt of $1.3million. As of March 26, 2000, Poly-Flex Circuits Limited had no outstanding debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This quarterly report on form 10-Q contains certain forward-looking statements as defined under the federal securities laws. Our actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond our control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors we serve, changes in customer requirements and in the volume of sales to principal customers, competition and technological change.

                           PART II - OTHER INFORMATION

Items 1-5    THESE ITEMS ARE INAPPLICABLE

Item 6       EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             (a) Exhibits - See Exhibit Index

             (b) On February 3, 2000, the Registrant filed a report on Form 8-K reporting under Item 5, that it had signed an agreement to acquire the stock of two Cookson Group plc wholly owned subsidiaries, Poly-Flex Circuits Limited (a United Kingdom company) and Poly-Flex Circuits, Inc. (a Rhode Island company).

                 On March 15, 2000, the Registrant filed a report on Form 8-K reporting under Item 2, that pursuant to a Stock Purchase Agreement dated as of January 21, 2000 (the "Purchase Agreement"), by and among the Company, and Cookson Group plc and Cookson Investments, Inc. (collectively "Cookson"), the Company had completed its acquisition of the stock of two Cookson Group plc wholly owned subsidiaries, Poly-Flex Circuits Limited (a United Kingdom company) and Poly-Flex Circuits, Inc. (A Rhode Island corporation) (collectively "Poly-Flex")(the "Poly-Flex Acquisition") on March 1, 2000. No financial reports were included with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PARLEX CORPORATION


                                   By:
                                      -----------------------------------------
                                   Peter J. Murphy
                                   President


                                   By:
                                      -----------------------------------------
                                   Robert A. Rieth
                                   Vice President and CFO

                                   (Principal Accounting and Financial Officer)


                                   --------------------------------------------
                                   Date

                                  EXHIBIT INDEX

EXHIBIT    DESCRIPTION OF EXHIBIT                                           PAGE

  11       Statement Regarding Computation of Per Share Earnings .........   14

  27       Financial Data Schedule .......................................   15