Form 10-Q/A
period 2000-03-26
PARLEX CORP
filed 2000-05-19
CIK 724988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

         On May 10, 2000, we filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the "Commission"). We have filed this amendment on Form 10-Q/A to correct financial information presented in the pro-forma summary of financial data reported in Item 2 and other typographical errors.

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


         The Company paid in cash at closing $19,650,000 and, as of March 26, 2000, has incurred approximately $430,000 of an estimated $600,000 of transaction related costs for the acquisition. The purchase was financed through borrowings from two new credit facilities, which consist of a $15.0 million revolving line of credit and a $15.0 million term loan.

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

         PRO-FORMA CONDENSED CONSOLIDATED RESULTS OF OPERATIONS. The following unaudited pro forma summary presents the condensed consolidated results of operations as if the Poly-Flex acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including changes in depreciation and interest expense on the acquisition debt. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results, which may occur in the future.


                                        Nine Months Ended

                                   March 26, 2000      March 28, 1999
                                  (Unaudited)(1,2)     (Unaudited)(1,3)
                                   --------------     -----------------
     Revenue                              $85,090               $66,123
     Net Income                             3,568                 1,824
     Earnings per share - basic               .74                   .39
     Earnings per share - diluted             .73                   .38
     Weighted average shares - basic        4,805                 4,645
     Weighted average shares - diluted      4,884                 4,772




1) Pro forma to give effect to the Poly-Flex acquisition and related debt as if it had occurred at the beginning of Parlex's fiscal year.

2) Includes additional interest expense of $651,000 and depreciation of $352,000, net of an income tax benefit of $401,000. This results in a net income per share decrease of $0.16 basic and $0.15 diluted. Independently, Poly-Flex reported net loss of ($379,000) for the nine months ended March 26, 2000 resulting in a net income per share decrease of $0.06 and $0.06 for basic and diluted shares, respectively. These two factors, combined, result in an overall decrease of $.22 and $.21 earnings per share.

3) Includes additional interest expense of $638,000 and depreciation of $352,000, net of an income tax benefit of $396,000. This results in a net income per share decrease of $0.17 basic and $0.17 diluted. Independently, Poly-Flex reported net income of $736,000 for the nine months ended March 28, 1999 resulting in a net income per share increase of $0.20 and $0.20 for basic and diluted shares, respectively. These two factors, combined, result in an overall increase of $.03 earnings per share.

         Our income after provision for income taxes and our minority interest in Parlex Shanghai was $4.6 million for the nine months ended March 26, 2000, an increase of 173% from $1.7 million for the nine months ended March 28, 1999.


         PRO-FORMA CONDENSED CONSOLIDATED RESULTS OF OPERATIONS. The following unaudited pro forma summary presents the condensed consolidated results of operations as if the Poly-Flex acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including changes in depreciation and interest expense on the acquisition debt. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of July 1, 1998 or of results which may occur in the future.



                                                                  Nine Months Ended
                                                      March 26, 2000         March 28, 1999
                                                          (000'S except per share data)
             Revenue ..............................         $85,090               $66,123
             Net Income ...........................           3,568                 1,824
             Earnings per share - basic ...........             .74                   .39
             Earnings per share - diluted .........             .73                   .38
             Weighted average shares - basic ......           4,805                 4,645
             Weighted average shares - diluted ....           4,884                 4,772


LIQUIDITY AND CAPITAL RESOURCES

         As of March 26, 2000, the Company has cash on hand of approximately $2,210,000.

         For the first nine months, the Company had net income of $4,600,000, and non-cash items totalling $4,105,000, which, in the aggregate amounted to $8,705,000. These monies, together with $1,606,000 from maturity of investments and $209,000 from the exercise of stock options, accounted for approximately $10,520,000 in receipts. In addition, the Company, for the first nine months, borrowed approximately $25,101,000 to meet its obligations and increase its cash position by approximately $1,000,000. These funds were used to purchase Poly-Flex for $19,650,000 plus approximately $430,000 of transaction related costs for the acquisition, additional working capital requirements of $4,350,000, finance capital expenditures of $7,094,000, and pay debt of $2,921,000.


         On March 1, 2000 we entered into two new credit facilities consisting of a $15.0 million revolving line of credit and a $15.0 million term loan, each subject to a right of setoff that our lender has against our deposits or other property in its possession or control. We borrowed approximately $20 million in connection with our Poly-Flex acquisition. Borrowings under both the revolving line of credit and the term loan bear interest at either our lender's prime rate (9.0% at March 26, 2000) or LIBOR (6.18% at March 26, 2000) plus a margin that varies from 1.5% to 2.0%. As of March 26, 2000, we had borrowed $15.0 million under the term loan and $7.4 million under our revolving line of credit facility. No further advances of principal will be made under the revolving credit facility after December 31, 2001. We are required to pay our revolving line of credit borrowing in forty-five equal monthly installments, the first being due on January 1, 2002, and our term loan in twenty quarterly installments of $750,000, the first being due on June 1, 2000. We must also pay quarterly in arrears and commencing on June 1, 2000, a fee of one-quarter of one percent per annum on the unused portion of our revolving line of credit. Our credit facility requires compliance with a number of covenants, including restrictions on payment of dividends, making of loans, investment in securities and changes in control, and financial covenants.

         We have filed a registration statement with the Securities and Exchange Commission for a common stock offering of 1,250,000 shares by us and 150,000 shares by selling stockholders. Our underwriters have an option to purchase up to an additional 210,000 shares from us to cover overallotments. We intend to use the proceeds from this offering to pay off approximately $22.4 million of debt, including approximately $20 million that we borrowed in connection with our acquisition of Poly-Flex. We can, however, give no assurance that we will complete this offering. If we do not complete this offering, we expect our interest expenses to increase due to the increased amount of our long-term debt.

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


                                   PARLEX CORPORATION



                                   By: /s/ Peter J. Murphy
                                      -----------------------------------------
                                   Peter J. Murphy
                                   President


                                   By: /s/ Robert A. Rieth
                                      -----------------------------------------
                                   Robert A. Rieth
                                   Vice President and CFO
                                   (Principal Accounting and Financial Officer)

                                       5/19/2000
                                   --------------------------------------------
                                   Date