Form 10-Q/A
period 2000-03-26
PARLEX CORP
filed 2000-05-23
CIK 724988

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)


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

                               PARLEX CORPORATION



     On May 10, 2000, we filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission. On May 19, 2000, we filed a Form 10-Q/A to correct financial information presented in the pro forma condensed consolidated results of operations data reported in Item 1 and Item 2 and to correct other typographical errors. We have filed this Form 10-Q/A to set out in full the Items we amended in our Form 10-Q/A filed on May 19, 2000 and to correct other typographical errors.


                                      INDEX



Part I - Financial Information                                           PAGE
Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets - March 26, 2000 and June 30, 1999 ........    3

Consolidated Statements of Income - For the Three Months
And Nine Months Ended March 26, 2000 and March 28, 1999 ...............    4

Consolidated Statements of Cash Flows - For the Nine Months
Ended March 26, 2000 and March 28, 1999 ...............................    5

Notes to Unaudited Consolidated Financial Statements ..................    6

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations .............................................    9

Signatures ............................................................   15

                          PART I. FINANCIAL INFORMATION



                       PARLEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        March 26, 2000 and June 30, 1999
                                   (Unaudited)



                                                                  MARCH 26, 2000         JUNE 30, 1999
                                                                  --------------         -------------
                             ASSETS
Current assets:
  Cash and cash equivalents ..................................     $  2,209,744        $  1,175,889
  Short-term Investments .....................................              602           1,606,953
  Accounts receivable - net ..................................       19,951,980          14,053,046
  Inventories:
    Raw material .............................................        6,684,160           3,746,245
    Work in process ..........................................       11,856,305           7,197,212
  Refundable income taxes ....................................              -0-             129,790
  Deferred income taxes ......................................          559,084             559,084
  Other current assets .......................................        1,783,648           1,585,435
    Total current assets .....................................       43,045,523          30,053,654
                                                                   ------------        ------------
Property, plant and equipment:
  Land .......................................................          893,865             468,864
  Buildings ..................................................       11,222,411           7,796,488
  Machinery and equipment ....................................       44,998,561          30,756,650
  Leasehold improvements and other ...........................        3,712,205           2,929,101
  Construction in progress ...................................       19,095,098          13,844,489
    Total ....................................................       79,922,140          55,795,592
  Less accumulated depreciation and
    amortization .............................................      (26,932,393)        (23,915,018)
                                                                   ------------        ------------
    Property, plant and equipment - net ......................       52,989,747          31,880,574
                                                                   ------------        ------------
Other assets .................................................        1,578,352           1,586,383
                                                                   ------------        ------------
    Total ....................................................     $ 97,613,622        $ 63,520,611
                                                                   ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..........................     $  4,595,623        $    619,206
  Accounts payable ...........................................       10,632,917           8,080,085
  Accrued liabilities ........................................        6,166,979           2,592,655
                                                                   ------------        ------------
    Total current liabilities ................................       21,395,519          11,291,946
                                                                   ------------        ------------
Long-term debt ...............................................       19,834,863           1,631,782
                                                                   ------------        ------------
Other non-current liabilities ................................        2,659,888           2,611,942
                                                                   ------------        ------------
Minority interest in Parlex (Shanghai) .......................        3,600,908           2,651,711
                                                                   ------------        ------------

Stockholders' equity
  Preferred stock ............................................              -0-                 -0-
  Common stock ...............................................          502,909             499,115
  Additional paid-in capital .................................       24,774,263          24,568,566
  Retained earnings ..........................................       25,888,582          21,288,296
  Accumulated other comprehensive income .....................           (5,685)             14,878
  Less treasury stock at cost ................................       (1,037,625)         (1,037,625)
                                                                   ------------        ------------
    Total Stockholders' equity ...............................     $ 50,122,444        $ 45,333,230
                                                                   ------------        ------------
    Total ....................................................     $ 97,613,622        $ 63,520,611
                                                                   ============        ============



            See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                              Three Months Ended              Nine Months Ended
                                                   March 26, 2000     March 28, 1999     March 26, 2000    March 28, 1999
                                                   --------------     --------------     --------------    --------------
Product sales ...................................    $24,716,151        $15,747,974        $68,677,279       $46,504,334
License fees and royalties ......................        555,000            351,021          1,343,508           440,407
                                                      ----------         ----------         ----------        ----------
Total Revenues ..................................     25,271,151         16,098,995         70,020,787        46,944,741
                                                      ----------         ----------         ----------        ----------
Costs and Expenses:

  Cost of products sold .........................     18,905,358         12,112,294         53,171,319        37,683,883

  Selling, general and administrative expenses ..      3,129,444          2,566,873          8,761,719         6,685,571
                                                      ----------         ----------         ----------        ----------
  Operating costs and expenses ..................     22,034,802         14,679,167         61,933,038        44,369,454
                                                      ----------         ----------         ----------        ----------

Operating income ................................      3,236,349          1,419,828          8,087,749         2,575,287

Other income (expense) ..........................       (150,529)           123,545              5,224           378,095

Interest expense ................................       (214,821)           (40,079)          (368,490)         (172,719)
                                                      ----------         ----------         ----------        ----------
Income before income taxes ......................      2,870,999          1,503,294          7,724,483         2,780,663

Provision for income taxes ......................       (781,987)          (410,000)        (2,175,000)         (653,165)
                                                      ----------         ----------         ----------        ----------
Net income before minority interest .............      2,089,012          1,093,294          5,549,483         2,127,498

Minority interest ...............................       (384,886)          (149,617)          (949,197)         (445,211)
                                                       ---------          ---------          ---------         ---------
Net income                                            $1,704,126          $ 943,677         $4,600,286        $1,682,287
                                                      ==========          =========         ==========        ==========

  Basic income per share ........................           $.35               $.20               $.96              $.36
                                                            ====               ====               ====              ====
  Diluted income per share ......................           $.34               $.20               $.94              $.35
                                                            ====               ====               ====              ====
Weighted average shares - basic .................      4,812,936          4,651,506          4,805,473         4,644,652
                                                       =========          =========          =========         =========
Weighted average shares - diluted ...............      4,938,776          4,768,882          4,883,645         4,772,496
                                                       =========          =========          =========         =========



See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                     MARCH 26, 2000      MARCH 28, 1999
                                                                                     --------------      --------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net Income ...................................................................       $  4,600,286        $  1,682,287
                                                                                       ------------        ------------
Adjustments to reconcile net income to cash
 provided by (used for) operating activities:
          Depreciation and amortization of property, plant
             and equipment and other assets ....................................          3,107,973           2,216,653
         Deferred compensation .................................................             47,945              63,350
         Minority interest .....................................................            949,198             445,211
         Gain on sale of equipment .............................................               -0-               (4,300)
         Changes in current assets and liabilities (net of acquired business):
            Accounts receivable - net ..........................................         (2,619,170)           (722,431)
            Inventories ........................................................         (5,359,771)           (562,142)
            Refundable income taxes ............................................            129,790             319,852
            Other current assets ...............................................             (8,404)            234,715
            Accounts payable and accrued liabilities ...........................          3,506,805             690,538
                                                                                       ------------        ------------
  Total adjustments: ...........................................................           (245,634)          2,681,446
                                                                                       ------------        ------------
Net cash provided by operating activities: .....................................          4,354,652           4,363,733
                                                                                       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex business ...............................................        (20,240,000)                -0-
  Maturity of investments available for sale, net ..............................          1,606,351           4,010,663
  Additions to property, plant and equipment ...................................         (7,094,256)        (10,552,483)
  Decrease (increase) in other assets ..........................................             38,682             103,870
  Proceeds from sale of equipment ..............................................                -0-               4,300
                                                                                       ------------        ------------
Net cash used for investment activities ........................................        (25,689,223)         (6,433,650)
                                                                                       ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of bank loan .........................................................         (2,660,000)           (251,792)
  Loan payable - Joint Venture .................................................            761,346            (310,577)
  Borrowings under revolving credit loan .......................................          9,339,589                 -0-
  Borrowings under term loan ...................................................         15,000,000                 -0-
  Payments of other long-term debt .............................................           (261,437)                -0-
  Exercise of stock options ....................................................            209,491              67,609
                                                                                       ------------        ------------
Net cash provided by (used for) financing activities ...........................         22,388,989            (494,760)
                                                                                       ------------        ------------
Effect of exchange rate changes on cash ........................................            (20,563)                699
                                                                                       ------------        ------------
Net increase (decrease) in cash and cash equivalents ...........................          1,033,855          (2,563,978)

Cash and cash equivalents, beginning of year ...................................          1,175,889           5,824,233
                                                                                       ------------        ------------
Cash and cash equivalents, end of period .......................................       $  2,209,744        $  3,260,255
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
                                           ========                 ========            ========


4.       POLY-FLEX ACQUISITION



         On March 1, 2000, the Company acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex"). Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of purchase price has been made to the assets acquired, principally inventory, accounts receivable and property, plant and equipment, and the liabilities assumed based on their estimated fair values at the date of acquisition. Approximately $120,000 representing a preliminary allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a 10 year period. The Company is in the process of obtaining appraisals on certain of the assets acquired. The excess of purchase price over estimated fair value will be adjusted based on the results of such appraisals.



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



         RMB Term Loan - The Chinese joint venture also has an RMB (Functional Currency) loan, face amount of $850,000, all due September 30, 2000. The interest is payable at 7.2% p.a. The loan is unsecured but guaranteed by each of the partners in direct proportion to their respective interests in the joint venture.

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


                                   PARLEX CORPORATION



                                   By: /s/ Peter J. Murphy
                                      -----------------------------------------
                                   Peter J. Murphy
                                   President


                                   By: /s/ Robert A. Rieth
                                      -----------------------------------------
                                   Robert A. Rieth
                                   Vice President and CFO
                                   (Principal Accounting and Financial Officer)

                                       5/23/2000
                                   --------------------------------------------
                                   Date