Form 10-K405
period 2000-06-30
PARLEX CORP
filed 2000-09-28
CIK 724988

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JUNE 30, 2000              COMMISSION FILE NO. 0-12942

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

                                ONE PARLEX PLACE
                          METHUEN, MASSACHUSETTS 01844
                          ----------------------------
          (Address of principal executive offices, including zip code)

                                  978-685-4341
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
       -------------------                ------------------------------------
  Common Stock ($.10 par value)                  Nasdaq National Market

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of shares of the Registrant's Common Stock, par value $.10 per share, held by non-affiliates of the Registrant at September 20, 2000 as computed by reference to the closing price of such stock was approximately $191,527,038.

         The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at September 20, 2000 was 6,279,575 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year.

================================================================================

                           FORWARD-LOOKING STATEMENTS

================================================================================

         This document includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this document, regarding our strategy, future operations, financial position and estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this document, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section of this report entitled "Factors that May Affect Future Results" and elsewhere in this document.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

         We are a leading provider of flexible interconnect solutions to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. Our product offerings, which we believe are the broadest of any company in the flexible interconnect industry, include flexible circuits, laminated cable, polymer thick film, flexible interconnect hybrid circuits, prototype flexible circuits and flexible interconnect assemblies.

         Our objective is to be the supplier of choice for key customers in markets where cost-effective flexible interconnects provide added value to our customers' products. We believe that our creative engineering expertise, our ability to advance the technology of manufacturing processes and materials and our broad product portfolio allow us to provide the lowest cost solution that meets the performance requirements of our customers.

         We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers, or OEMs, in our target markets, including Hewlett-Packard, Honeywell, Motorola, Nortel Networks, Siemens, and Symbol Technologies. We have a global presence and operate seven manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 12 of our financial statements and is incorporated herewith by reference.

         On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited (collectively "Poly-Flex"), wholly-owned subsidiaries of Cookson Group plc. This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.

INDUSTRY BACKGROUND

         Over the past two decades, electronic systems have become smaller, lighter and more complex, while demands for increased performance at lower costs have increased dramatically. The demand for more portable electronic packaging has also increased. As two-dimensional rigid printed circuit boards, a conventional form of electronic interconnect packaging, limit the options available to design engineers, the demand for three-dimensional, flexible interconnect solutions has increased. In addition to their improved packaging and performance characteristics, they offer superior heat dissipation characteristics compared to rigid circuits, making flexible interconnects attractive for use in advanced, high-speed electronics. The IPC, an international trade organization, estimates that worldwide sales of flexible circuits alone in 1999 were approximately $3.4 billion.

         Flexible interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible interconnects offer several advantages over rigid printed circuit boards and ceramic hybrid circuits, particularly for small, complex electronic systems:

- Their ability to physically bend or flex and their three-dimensional shape permit them to accommodate packaging contours and motion in a manner that traditional two-dimensional rigid printed circuit boards cannot;

- They provide improved heat dissipation and signal integrity as compared to printed circuit boards; and

- They permit the use of substrates for component attachment, as well as connectors, cables and other interconnection devices, with reduced size, weight and expense.

         We consider the following trends important in understanding the flexible interconnect industry:

MINIATURIZATION, PORTABILITY AND COMPLEXITY OF ELECTRONIC PRODUCTS

         High-performance electronic products, such as cellular phones and personal digital assistants, continue to become more compact, portable and contain greater functionality. The complexity of these new products requires flexible interconnects with smaller size, lighter weight, greater circuit and component density, better heat dissipation properties, higher frequencies and increased reliability. As electronic products become increasingly sophisticated, electronic interconnect suppliers will require greater engineering expertise and investment in manufacturing and process technology to produce high-quality electronic interconnect products on time, in volume and at acceptable cost.

SHORTER PRODUCT LIFE CYCLES AND TIME-TO-MARKET PRESSURE

         Rapid technological advances have significantly shortened the life cycle of complex electronic products and increased pressure to develop and introduce new products quickly. These time-to-market challenges have in turn increased OEMs' emphasis on the development, design, engineering, prototype development and ramp-to-volume capabilities of their suppliers.

GLOBALIZATION AND REDUCTION OF MANUFACTURING COSTS

         Customers continue to demand increased electronic performance at lower prices. Leading OEMs who often manufacture products in multiple geographic regions are relying more on suppliers with global sourcing capabilities. Local sourcing can help to shorten the manufacturer's supply chain and provide regionally competitive pricing. OEMs also increasingly demand that their suppliers provide infrastructure for local delivery of engineering, manufacturing and sales support.

INCREASED OUTSOURCING

         To avoid delays in new product introductions, reduce manufacturing costs and avoid logistical complexities, OEMs are increasingly turning to suppliers capable of producing electronic interconnect products from development, design, quick-turn prototype and pre-production through volume production and assembly. The accelerated time-to-market and ramp-to-volume needs of manufacturers have resulted in increased collaboration with qualified suppliers capable of providing a broad and integrated offering. Many OEMs now seek to use a small number of technically qualified, strategically located suppliers capable of providing both quick-turn prototype and pre-production quantities as well as cost-competitive volume production quantities.

PROLIFERATION OF ELECTRONICS AND CREATION OF NEW PRODUCT APPLICATIONS

         The markets for electronic products are growing as a result of technological change, increasing demands for a wider variety of electronic product features and more powerful and less expensive electronic components. Because of this growth, new markets for flexible interconnects are being created and new applications for flexible interconnects are emerging within existing markets.

OUR SOLUTION

         We combine creative engineering design capabilities with innovative manufacturing processes and materials to provide our customers with a complete and cost-effective flexible interconnect solution. We believe that our processes and technologies allow us to produce superior flexible interconnect solutions at a lower cost than our competitors. In addition, because we are able to produce a broad range of flexible interconnects ranging from low-cost laminated cable to more expensive high-performance multilayer and rigid-flexible interconnects, we are able to provide our customers with a product that most efficiently meets their demands for functionality.

         Our solution begins with the product design phase, in which our engineers typically work closely with customers to develop a technically advanced flexible interconnect design. Although our customers generally provide the initial engineering guidelines for a particular interconnect, our design engineers are often called upon to work in tandem with a customer's design team to develop a solution. An important part of the Parlex solution is ensuring at an early stage, before time and money are spent on manufacturing, that the design can be produced efficiently and cost-effectively.

         Once the design is completed, we apply our experience with innovative materials and manufacturing processes to produce a flexible interconnect solution that meets our customer's functionality and cost objectives. We have developed materials and processes that provide customers improved performance at a lower production cost. In addition, we provide a dedicated quick-turn capability for producing prototype flexible interconnects and supporting our customers' needs for limited quantities of flexible interconnects on short notice. We believe that we are the only volume manufacturer of flexible interconnects to offer this valuable service in a dedicated facility. When customers come to us for prototype development of a flexible interconnect, we believe that we enjoy a competitive advantage in pursuing the subsequent volume production of that flexible interconnect. Over the past several years we have gained substantial experience in producing products in high volume, and we believe this expertise is a key factor in our ability to provide customers with cost-effective, flexible interconnect solutions.

         We believe that our capability to supply worldwide a broad range of products with a diverse mix of performance characteristics will enable us to capture additional market share in the flexible interconnect industry. We are one of a limited number of independent manufacturers that offers a range of flexible interconnect solutions from design concept through high-volume production. By offering a variety of products and services, we can provide design and manufacturing solutions for our customers while reducing their time-to-market and product development costs.

OUR STRATEGY

         Our objective is to be the flexible interconnect supplier of choice for customers in our target markets. Our strategy to achieve this objective includes the following key elements:

DEVELOP INNOVATIVE PROCESSES AND MATERIALS

         We believe that our ability to develop innovative processes and materials enhances our opportunity for growth within our target markets. We intend to continue to focus our development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable us to produce, at reduced cycle times, cost-effective flexible interconnects that are reliable and improve product performance.

Our PALFlex-registered trademark-, PALCoat-registered trademark-,
U-Flex-registered trademark-, PALCore-registered trademark- HP,
Polysolder-registered trademark- and AutoNet-TM- technologies are examples of some of our innovative materials and manufacturing processes.

OFFER THE BROADEST RANGE OF PRODUCTS AND SERVICES IN THE FLEXIBLE INTERCONNECT INDUSTRY

         We offer product lines that service virtually all of our customers' flexible interconnect needs. We are not aware of another company in the flexible interconnect industry that provides a broader range of products and services. Our product line includes flexible and rigid-flexible circuits from one to 24 layers, laminated cable, flexible interconnect hybrid circuits, flexible interconnect assemblies and, with our recent Poly-Flex acquisition, surface mount assembly capabilities. We offer products using a variety of materials, including adhesiveless and adhesive-based polyimide, polyester, and polymer thick film technologies. This wide product range enables us to remain the flexible interconnect supplier of choice to our customers even when their functional requirements change. For example, when a major automotive customer increased the number of electronic signals required for performance beyond the capability of a double-sided circuit, our PALCore-registered trademark- HP product met the customer's enhanced functionality and cost objectives. Conversely, another customer's design had the desired performance but was too costly in a highly competitive market. We redesigned this customer's flexible circuit to eliminate expensive shield layers by using HSI+-C-, our patented high-speed screening process.

DEVELOP STRATEGIC RELATIONSHIPS WITH KEY CUSTOMERS

         We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex-registered trademark-, PALCore-registered trademark- and HSI+-C- with the knowledge that successful development would result in immediate market acceptance.

DIVERSIFY CUSTOMER BASE ACROSS SPECIFIC MARKETS

         We seek to serve a variety of markets to help mitigate the effects of economic cycles in any one industry. Our business units are aligned to specific market segments to better understand and service customers within particular industries. In addition, we believe our diversification among the major segments provides greater insight into emerging technological requirements. For example, we applied our proprietary knowledge of shielding requirements in the computer industry to gain a competitive advantage in the telecommunications and networking market.

EXPAND GLOBAL PRESENCE

         We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and the east and west coasts of North America. In 1995 we established a joint venture in China to serve the emerging flexible circuit market in China and throughout Asia and to produce specific products more cost-effectively for North America's customers. In May 1998, we leased a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities. In April 1999, we purchased a facility in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. This facility also supports several customers who use Parlex Shanghai for high volume production. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. We have increased our distribution capabilities by establishing a presence in Singapore and France to serve key customers in Asia and Europe. Our recent acquisition of Poly-Flex, which has manufacturing facilities in Rhode Island and the United
Kingdom, positions us to further expand our presence in Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

OUR MARKETS

         Flexible interconnects are used in most segments of the electronics industry. The primary market segments that place high value on superior, cost-effective flexible interconnect solutions include:

AUTOMOTIVE

         Automobile manufacturers increasingly use electronics to enhance vehicle performance and functionality, while at the same time reducing electronic component size, weight and manufacturing and assembly costs. Flexible circuits and laminated cable can provide cost-effective interconnect solutions for such applications as dashboard instrumentation, automotive entertainment systems, electronic engine control units, steering wheel controls, power distribution, sensors and anti-lock brakes. Providers of flexible interconnects typically work closely with the companies that supply these electronic systems to the vehicle manufacturers. Because automotive production cycles generally last three to five years and designs are unlikely to change during that period, a flexible interconnect that is designed into an automobile model or platform provides a relatively predictable source of demand over an extended time period.

TELECOMMUNICATIONS AND NETWORKING

         The telecommunications and networking market includes infrastructure equipment and subscriber equipment submarkets. Infrastructure equipment consists of support electronics for the distribution of voice and data transmission. The growth of data transfer via the Internet has dramatically increased demand for this type of equipment. Infrastructure equipment employs sophisticated electronics which usually require the use of complex flexible interconnects. Subscriber equipment consists of cellular devices such as handsets and battery assemblies. Tight packaging and the need to reduce weight have driven the demand for flexible interconnects in this submarket. Laminated cable and single and double-sided flexible circuits are generally used in subscriber equipment.

DIVERSIFIED ELECTRONICS

         The diversified electronics market, which we define to include medical electronics, encompasses many applications. Virtually any electronic device which requires tight packaging, light weight or high reliability is a product that could incorporate flexible interconnects. Typical applications include electronic scales, industrial controls, metering devices, scanners, sensors and medical monitoring equipment.

AEROSPACE

         Aerospace electronics were at one time the primary applications for flexible circuitry. Because of product complexity and space restrictions, aerospace applications often require multilayer rigid-flexible circuits. Typical applications are navigation systems, flight controls, displays, communications equipment and munitions. Although overall spending in this segment has decreased, we believe that procurement of flexible interconnects will continue to experience modest growth. We believe that the trend toward "smart" military systems will continue to drive demand for flexible interconnects in this segment.

COMPUTER

         Demand for flexible circuits and laminated cable in the computer market is driven by short product life cycles as consumers demand increasingly powerful, less expensive, smaller, faster and lighter equipment. Disk drives represent the largest application for flexible circuits in this market. Other applications include notebook displays, personal digital assistants, mass storage devices and peripheral equipment such as scanners, printers and docking stations.

APPLIANCES

         The home appliance market is beginning to make the transition from electro-mechanical controls to electronic controls containing intelligence and display. Over time, appliances are expected to become more technologically advanced. The utility and ease of use and repair associated with flexible interconnects make them especially suitable for these applications.

RADIO FREQUENCY IDENTIFICATION (RFID)

         The emerging identification and tracking market is based upon next generation identification tags generating radio frequency signals which are attached to an antenna. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. Market researchers have estimated that the compound annual growth rate for the shipments of RFID systems will be approximately 27% between 2000 and 2002. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications.

OUR PRODUCTS

         Our current flexible interconnect products include flexible circuits, laminated cable, flexible interconnect hybrid circuits and flexible interconnect assemblies. We manufacture our products, which are designed by us, our customers or jointly, to our customers' application-specific requirements. Lead times for the design and manufacture of our products generally range from one week for some products to three months for more sophisticated products.

FLEXIBLE CIRCUITS

         Flexible circuits, which consist of conductive patterns that are etched or printed onto flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, screening, photo imaging, etching, plating and finishing. Flexible circuits can be produced in single or multiple layers. We produce a wide range of flexible circuits including:

- SINGLE-SIDED FLEXIBLE CIRCUITS, which have a conductive pattern only on one side. Single-sided flexible circuits are usually less costly and more flexible than double-sided flexible circuits. Through our proprietary high-speed interconnect screening technology,
         HSI+-C-, which eliminates the need for a separate shield layer, we can produce single-sided flexible circuits that provide the same functionality as double-sided flexible circuits at a lower cost. We manufacture single-sided circuitry in both the United States and at Parlex Shanghai, where substantially all of our production to date has been single-sided.

- DOUBLE-SIDED FLEXIBLE CIRCUITS, which have conductive patterns or materials on both sides that are interconnected by a drilled and copper-plated hole. Double-sided flexible circuits can provide either more functionality than a single-sided flexible circuit by containing conductive patterns on both sides, or can provide greater shielding than a single-sided flexible circuit by having a conductive pattern on one side and a layer of shielding material on the other.

- MULTILAYER AND RIGID-FLEXIBLE CIRCUITS, which consist of layers of circuitry that are stacked and then laminated. These circuits are used where the complexity of the electronic design demands multiple layers of flexible circuitry. If some of the layers are rigid printed circuit board material, the product becomes a rigid-flexible circuit. We have manufactured these circuits with up to 40 layers in prototype programs and 24 layers in production.

- POLYMER THICK FILM FLEXIBLE CIRCUITS, which are flexible circuits manufactured using a technology that uses a low-cost thick film polyester dielectric substrate and a silver screen-printed conductive pattern. These circuits are made with an additive process involving the high-speed screen printing of conductive traces utilizing internally developed ink systems. We are able to produce multilayer circuits using proprietary dielectric materials and double-sided circuits using proprietary printed through-hole technologies. Polymer thick film flexible circuits are used in low-cost, low-temperature, low-power interconnect applications.

LAMINATED CABLE

         Laminated cable, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. We manufacture laminated cable in an efficient, proprietary roll process. Substantially all of the laminated cable that we produce uses flat wire. Approximately 70% of the laminated cable that we produce is insulated with polyester material, allowing for maximum flexibility, while the remainder is insulated with polyimide material for its enhanced performance at elevated temperatures. Our laminated cable is capable of handling both power (high current) and signal (low current).

         Improving the process by which laminated cable is manufactured can increase functionality and lower the cost of production. To this end, we have developed U-Flex-registered trademark-, a proprietary technique that forms flat wire into a u-shape, followed by an injection molding process that enables the u-shaped end to function as a connector. This technique improves electrical performance and eliminates the need for a separate costly connector. We have also developed Pemacs-registered trademark- shielding, which adds a specially designed silver ink to laminated cable to meet stringent electronic shielding requirements without compromising flexibility.

FLEXIBLE INTERCONNECT HYBRID CIRCUITS

         In many cases, although a laminated cable is capable of carrying the necessary signals, etched circuitry is required for termination. For these applications we manufacture flexible interconnect hybrid circuits, which take advantage of the lower cost of laminated cable and the technology of flexible circuits by combining them into a single interconnect. On some products, we apply our HSI+-C- process to the flexible interconnect hybrid circuit in order to provide signal clarity and shielding.

FLEXIBLE INTERCONNECT ASSEMBLIES

         Both flexible circuits and laminated cable can be converted into an electronic assembly by adding electronic components. This process can be as simple as adding a connector or as complex as attaching components such as capacitors, resistors or integrated circuits onto a flexible circuit using surface mount assembly. We attach surface mount components to both copper and polymer thick film circuits with either solder paste or our patented Polysolder-registered trademark- conductive adhesive. We can place a full range of electronic devices, from passive components to computing devices, on our flexible interconnects.

         The following table sets forth representative applications in which our products are used:

         FLEXIBLE CIRCUITS
         -----------------
         Single-Sided                                         Automotive Displays
                                                              Batteries for Cell Phones
                                                              Printers
                                                              Personal Digital Assistants
                                                              Data Storage

         Double-Sided                                         Engine Control Units
                                                              Laptop Computers
                                                              Cellular Phones (Including Batteries)
                                                              Engine Sensors

         Multilayer and Rigid-Flexible                        Engine Control Units
                                                              Computer Networks
                                                              Network Switching Systems
                                                              Aircraft Displays
                                                              Automotive Transmission Systems

         Polymer Thick Film                                   Business Phones
                                                              Disposable Medical Devices
                                                              Appliances
                                                              Radio Frequency Identification

         LAMINATED CABLE                                      Postage Meters
                                                              Automotive Sound Systems
                                                              Notebook Computers
                                                              Industrial Controls
                                                              Electronic Scales

         FLEXIBLE INTERCONNECT HYBRID CIRCUITS                Total Vehicle Interconnection
                                                              Printers
                                                              Sensors
                                                              Scanning Devices
                                                              Night Vision Systems

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


NEW PROCESS AND MATERIAL TECHNOLOGIES

         An important part of our strategy is development of new processes and materials for use in our products. Our proprietary processes and materials include:

         PALFLEX-registered trademark-. PALFlex-registered trademark- is both an adhesiveless polyimide-based material and a manufacturing process that we believe provides superior performance at a lower cost than traditional copper-clad materials. PALFlex-registered trademark- provides additional cost benefits by allowing us to combine several material manufacturing steps with circuit manufacturing and eliminating several major process steps. We developed PALFlex-registered trademark- for high volume automotive applications and are now adapting it for use across a number of other product lines. Because PALFlex-registered trademark- is produced in roll form and the copper thickness can be controlled to tight tolerances, we believe that it may serve as the foundation for products in the emerging high density substrate market. We shipped our first product incorporating the current version of PALFlex-registered trademark- in fiscal 1998.

         PALCOAT-registered trademark-. Working closely with a materials manufacturer and an equipment manufacturer we developed PALCoat-registered trademark-, a new material for coating the outside of flexible circuits. PALCoat-registered trademark- has been designed to provide the electrical and physical characteristics required for a new generation of products but at a substantially lower cost than what is now commercially available. PALCoat-registered trademark- entered volume production in fiscal 1999.

         PALCORE-registered trademark- HP. PALCore-registered trademark- HP is a low-cost multilayer flexible material that is designed to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits. We have applied for patents on our latest, more flexible version of PALCore-registered trademark-HP, which entered production in January 2000.

         POLYSOLDER-registered trademark- Polysolder-registered trademark- is both a patented lead-free, conductive adhesive used to attach electronic components onto flexible interconnects and a patented manufacturing process that enables the attachment of electronic devices onto substrates at low temperatures. Polysolder-registered trademark- has been used in the production of polymer thick film flexible circuit assemblies for several years. We plan to apply the Polysolder-registered trademark- process to etched flexible circuits and laminated cable. This technology will enable us to use polyester, instead of the more expensive polyimide, as a substrate in the production of these flexible interconnect assemblies.

         RFID FLIP CHIP ATTACHMENT PROCESS. We have developed a low-cost process that we believe will be an enabling technology in the RFID market. Our high-speed flip chip attachment process is up to ten times faster at placing semiconductors on low-cost materials than conventional process alternatives. This process allows us to meet our customer's goals for cost and reliability. This process entered production in September 1999.

         AUTONET-TM- AutoNet-TM- is a proprietary flexible interconnect designed specifically to meet the emerging needs of the automotive industry. As each generation of vehicles incorporates greater electronic content, interconnection becomes both more important and more difficult. AutoNet-TM- draws upon our flexible interconnect process and materials technology to provide a cost-effective interconnect for placement in the headliners, trunks and doors of automobiles. AutoNet-TM- is designed to replace traditional wire harnesses and is lighter, smaller, more reliable and provides shielding necessary to control the emission of electronic signals. We believe that the potential market for AutoNet-TM- is substantial and will develop over the next few years.

OUR CUSTOMERS

         Our customers are a diverse group of OEMs that serve a variety of industries. In fiscal 2000, we sold products to approximately 700 accounts, counting divisions within certain major customers as separate accounts. Our largest 20 customers based on sales accounted for approximately 64% of total revenues in fiscal 1998, 63% in fiscal 1999, and 60% in fiscal 2000. Our major end-customers include: Dell Computer, Delphi, General Dynamics, Hewlett-Packard, Honeywell, Kulicke & Soffa Industries, Lexmark, Motorola, Nortel Networks, Pitney Bowes, Siemens, Symbol Technologies, and Visteon.

SALES AND CUSTOMER SERVICE

         We have organized our sales and customer service into business units that are tied to the following markets: automotive, telecommunications and networking, diversified electronics, aerospace and computer. Our sales managers focus on a specific industry and develop targeted customers within that industry. Our sales managers draw upon the expertise of our engineering staff as an integral part of the sales process, and upon customer service representatives to support their customers' day-to-day requirements. Sales managers coordinate the efforts of a network of 25 independent manufacturers' representative organizations worldwide. In fiscal 2000, manufacturers' representative organizations accounted for approximately 60% of total revenues.

         The sales process involves extensive coordination between a customer's design engineers and our design and engineering staff. Our sales managers then work closely with our applications engineers to prepare a feasibility study to assess the cost of producing the interconnect solution to the customer's specifications. This process often involves multiple design and manufacturing iterations to identify the lowest cost solution that meets the customer's specifications.

         Sales managers lead our efforts to become the preferred supplier to target customers. The managers' ability to understand the quality, cost, delivery, technology and service objectives of target customers is critical to our goal of achieving the highest level of customer satisfaction. To develop strategic relationships with target customers, our employees participate in joint training, engineering seminars, manufacturing intern programs and as members of customers' problem solving teams. We often have access to a customer's materials resource planning schedule, which allows us to better forecast that customer's near and mid-term requirements.

         To complement the independent manufacturers' representative organizations with which we work, we have direct sales and customer support offices in Raleigh-Durham, North Carolina, and San Diego, California. Through these offices we provide applications engineering, logistical support and coordination of activities with our customers. We expect to open additional sales and customer support offices in the U.S. and Europe. We have agreements with distribution companies in Singapore and France to provide forward stocking and inventory coordination for regional customers. These relationships enable us to provide customers with service comparable to that of a local provider.

         Under the terms of our Chinese joint venture agreement, Parlex Shanghai has agreed that it will sell its products outside China only through us. In turn, we have agreed that we will sell flexible circuits in China only through the joint venture.

MANUFACTURING

         We believe that our manufacturing expertise in a number of specialized areas, together with our investment in process research and development and equipment, have contributed to our position as an industry leader. A significant amount of our production equipment is proprietary, including cable laminators, precision cable slitters and roll plating, roll etching and automatic punching equipment.

         Our computer-aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The manufacturing process varies a great deal from product to product. Although there is no standard process, significant elements of production are highlighted below:

          ETCHED FLEXIBLE CIRCUIT                        POLYMER THICK FILM                            LAMINATED CABLE
          -----------------------                         FLEXIBLE CIRCUIT                             ---------------
                                                          ----------------
                  Drilling                           Convert/Condition Substrate                         Lamination
                  Plating                                   Screen Print                                  Slitting
                 Developing                                    Diecut                                 Conductor Forming
                  Etching                                Conductive Adhesive                          Injection Molding
                 Lamination                       Surface Mount/Flip Chip Assembly                        Shielding
             Electrical Testing                          Electrical Testing                             Laser Skiving
                  Assembly                                                                                Assembly

         We recently completed a major expansion of our production capacity. In fiscal 1999, we added 60,000 square feet to our Methuen, Massachusetts facility, 12,000 square feet to our Salem, New Hampshire facility and 10,000 square feet to our Shanghai, China facility. Additionally, we purchased over $10.4 million of new equipment in fiscal 2000. Our acquisitions of Dynaflex in fiscal 1999 and Poly-Flex in fiscal 2000 gave us a full complement of flexible circuit manufacturing equipment and an additional 19,000 and 95,000 square feet of facility capacity, respectively. We believe that we now have sufficient capacity to meet forecast growth in the U.S. operations for the next several years. We are currently adding additional capacity in Shanghai and Mexico and we intend to continue to expand capacity to meet the needs of our growing customer base.

         Six of our manufacturing facilities are certified to the international standard ISO 9001 or ISO 9002. Three of our facilities are certified to the automotive standard QS 9000.

MATERIALS AND MATERIALS MANAGEMENT

         We aggressively attempt to control our cost of purchased materials and our level of inventories through long-term relationships with our suppliers. Our goal is to attain a competitive price from suppliers and foster a shared vision towards advancing technology.

         We purchase raw materials, process chemicals and various components from multiple outside sources. We often make long-term purchasing commitments with key suppliers for specific customer programs. These suppliers commit to provide cooperative engineering as required and in some cases to maintain a local inventory to provide shorter lead times and reduced inventory levels. In many cases our customers approve, and often specify, sources of supply.

         We qualify our suppliers through a vendor rating system that limits the number of suppliers to those that can provide the best total value and quality. We monitor each supplier's quality, delivery, service and technology so that the materials we receive meet our objectives.

COMPETITION

         Our business is highly competitive. We compete against other manufacturers of flexible interconnects as well as against manufacturers of rigid-printed circuits. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. We believe that we compete favorably on all of these competitive factors, but believe that our competitive strength is in our ability to apply technology to reduce cost. We compete against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great.

INTELLECTUAL PROPERTY

         We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 18 patents issued, and have six patent applications pending, in the United States and have several corresponding foreign patent applications pending. We have obtained federal trademark registrations for PALFlex-registered trademark-, PALCore-registered trademark-, U-Flex-registered trademark-, PALCoat-registered trademark- and Polysolder-registered trademark-, and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

         Under the terms of our Chinese joint venture agreement, we transferred specified technology to Parlex Shanghai and have agreed to provide it with additional technology and expertise as the joint venture's capabilities and markets develop. PALFlex-registered trademark- is excluded from the arrangement.

         In January 2000, we sold two U.S. patents for PALCore-registered trademark-, a low-cost multilayer material, to Polyclad Laminates, Inc., a subsidiary of Cookson Electronics, for approximately $1.3 million. We had previously licensed PALCore-registered trademark- to Isola Laminate Systems Corp. (f/k/a Allied Signal Laminate Systems) and will transfer royalties received in connection with the license to Polyclad Laminates, Inc. as part of the sale. We have retained a perpetual, royalty-free, non-exclusive license to use the PALCore-registered trademark- material in our products. We also hold a patent, which we have not licensed to anyone, which covers the process of using PALCore-registered trademark- in the production of flexible interconnects.

ENVIRONMENTAL REGULATIONS

         Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in fiscal 2000. We estimate that capital expenditures in fiscal 2000 and 2001 associated with environmental compliance will be $550,000.

EMPLOYEES

         As of June 30, 2000, we employed approximately 1,000 people in the United States. Of these employees, 860 were direct employees of Parlex and 140 worked for interim staffing agencies. In addition, we employed approximately 300 people in Mexico, approximately 130 people in the United Kingdom and Parlex Shanghai employed approximately 560 people in China.

We are not party to any collective bargaining agreement and we believe our relations with our employees are good.

ITEM 2. PROPERTIES

                                   FACILITIES

Our facilities at June 30, 2000 are:

                LOCATION                APPROXIMATE    LEASED/OWNED                  DESCRIPTION
                --------                SQUARE FEET    ------------                  -----------
                                        -----------

                Methuen,                  185,000      Owned                         Corporate headquarters, product
                Massachusetts                                                        and process development and
                                                                                     flexible circuit manufacturing

                Cranston, Rhode            55,500      Owned                         Polymer thick film and surface
                Island                                                               mount assembly operations

                Salem, New Hampshire       46,000      Leased (lease expires in      Laminated cable manufacturing
                                                       January 2007)

                Newport, Isle of           40,000      Leased (lease expires in      Polymer thick film and surface
                Wight, United Kingdom                  November 2009)                mount assembly operations

                Shanghai, China            37,000      Leased (lease expires in      Single- and double-sided
                                                       August 2002)                  flexible circuit manufacturing

                Empalme, Sonora,           38,000      Leased (lease expires in      Finishing and assembly operations
                Mexico                                 January 2005)

                San Jose, California       19,000      Leased (lease expires in      Prototype and quick-turn operations
                                                       December 2000)

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      PRICE RANGE OF COMMON STOCK

         Our common stock is quoted on the Nasdaq National Market under the symbol "PRLX." The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock as reported on the Nasdaq National Market.

                                                                                             HIGH       LOW
                                                                                             ----       ---

FISCAL YEAR ENDED JUNE 30, 1999
  First Quarter........................................................................     $16.50      $8.19
  Second Quarter.......................................................................     $12.25      $8.00
  Third Quarter........................................................................     $13.50      $9.38
  Fourth Quarter.......................................................................     $15.75      $9.25
 FISCAL YEAR ENDED JUNE 30, 2000

  First Quarter........................................................................     $19.50     $12.88
  Second Quarter.......................................................................     $28.69     $14.13
  Third Quarter........................................................................     $38.81     $20.88
  Fourth Quarter.......................................................................     $46.13     $19.00


         On June 30, 2000, the closing sale price of our common stock as reported on the Nasdaq National Market was $42.13 per share and there were 100 holders of record of our common stock.

(b)      DIVIDEND POLICY

         We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends. Future cash dividends, if any, will be determined by our Board of Directors and will be based on our earnings, capital, financial condition and other factors that the Board deems relevant. Our credit agreement permits us to pay cash dividends to the extent such payment would not cause us to violate financial covenants contained in the credit agreement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            FISCAL YEAR ENDED JUNE 30,
                                               2000(1)       1999(2)        1998         1997        1996
                                               -------       -------        ----         ----        ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Total revenues....................            $101,839     $67,047        $60,275     $55,087     $47,257
Cost of products sold.............              76,614      52,785         47,304      44,137      40,308
                                                ------      ------         ------      ------      ------
Gross profit......................              25,225      14,262         12,971      10,950       6,949
Selling, general and administrative
  expenses........................              14,097       9,715          8,272       7,288       5,518
                                                ------       -----          -----       -----       -----
Operating income..................              11,128       4,547          4,699       3,662       1,431
Income from operations before
  provision for income taxes and
  minority interest..................           10,473       4,681          5,130       3,381       1,170

Net income........................              $6,335      $3,020         $3,157      $2,120        $770
                                                ======      ======         ======      ======        ====
Net income per share:
  Basic...........................               $1.31       $0.65          $0.73       $0.59       $0.22
                                                 =====       =====          =====       =====       =====
   Diluted........................               $1.28       $0.63          $0.71       $0.57       $0.21
                                                 =====       =====          =====       =====       =====
Weighted average shares outstanding:
  Basic...........................               4,842       4,662          4,296       3,569       3,556
  Diluted.........................               4,940       4,771          4,466       3,715       3,675


                                                              FISCAL YEAR ENDED JUNE 30,
                                               2000(1)       1999(2)        1998         1997        1996
                                               -------       -------        ----         ----        ----
                                                                  (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:
Working capital..................              $38,752     $18,762        $26,286       $9,592     $9,148
Total assets.....................              115,341      63,521         56,181       32,234     29,662
Current portion of long-term debt.               1,483         619            432        1,000        501
Long-term debt, less current portion               360       1,632          1,166        2,500      3,650
Stockholders' equity                            87,790      45,333         41,591       17,788     15,455


-----------

(1)      Includes Poly-Flex beginning March 1, 2000

(2)      Includes Dynaflex beginning April 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $33.2 million in property and equipment and approximately $11.1 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet increased customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

         We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. We own 50.1% of the equity interest in Parlex Shanghai. Accordingly, Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements.

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

         On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited (collectively "Poly-Flex"), wholly-owned subsidiaries of Cookson Group plc, for a purchase price of approximately $19.7 million plus related acquisition costs of approximately $1.0 million. This purchase price is subject to adjustment based upon final determination of Poly-Flex's net assets and earnings before income taxes. This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.

                                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                                    --------------------------
                                                                                   2000      1999          1998
                                                                                   ----      ----          ----

              Total revenues...................................................   100.0%    100.0%        100.0%
              Cost of products sold............................................    75.2%     78.7%         78.5%
              Gross profit.....................................................    24.8%     21.3%         21.5%
              Selling, general and administrative expenses.....................    13.8%     14.5%         13.7%
              Operating income.................................................    10.9%      6.8%          7.8%
              Income from operations before income taxes and minority interest.    10.3%      7.0%          8.5%
              Net income.......................................................     6.2%      4.5%          5.2%

COMPARISON OF YEARS ENDED JUNE 30, 2000, 1999, AND 1998

TOTAL REVENUES. Total revenues for fiscal 2000 were $101.8 million, an increase of 52% from $67.0 million reported in fiscal 1999. Revenues were generated primarily from product sales. Revenues grew in each of our principal product lines-flexible circuits, laminated cable, flexible interconnect hybrid circuits and flexible interconnect assemblies. Sales were strong in all markets, with the largest growth coming from the telecommunications and networking sector. Our revenues for fiscal 2000 also included Poly-Flex's shipments, following our acquisition of Poly-Flex on March 1, 2000.

In fiscal 1999, total revenues rose to $67.0 million, an increase of 11% from the $60.3 million reported in fiscal 1998. Revenues grew in each of our principal product lines. We have been developing new, innovative products that continue to gain acceptance in the marketplace and have been a prime factor in our continued growth. The increase in total revenues in each year was primarily attributable to an increase in the volume of units shipped.

Total revenues included licensing and royalty fees of $1,887,000 for fiscal 2000, $674,000 in fiscal 1999 and $227,000 in fiscal 1998. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

COSTS OF PRODUCTS SOLD. Cost of products sold was $76.6 million , or 75.2% of total revenues, for fiscal 2000, versus $52.8 million, or 78.7% in fiscal 1999. Our gross margins improved as a result of various factors, including the shift of more automotive products to our proprietary PALFlex-registered trademark-technology, which can produce a higher performance flexible circuit at a cost lower than using conventional materials. We also sent more product to our facility in Mexico for its cost-effective finishing and assembly processes. Dynaflex satisfied our customer's prototype demands, allowing other facilities to concentrate on larger production orders, which contributed to enhanced operating efficiency. Dynaflex did not operate at a profitable level, but we do not consider its losses for fiscal 2000 material to our overall results. In addition, in fiscal 1999 we incurred substantial costs associated with the start up of our Mexican facility.

In fiscal 1999, cost of products sold was $52.8 million and $47.3 million in fiscal 1998. As a percentage of total revenues, cost of products sold was 78.7% in fiscal 1999 and 78.5% in fiscal 1998. The increase in fiscal 1999 is the result of some unanticipated losses in the manufacturing of flexible circuits associated with automotive applications that occurred in the quarter ended September 27, 1998. Product shipped to our Mexican facility was returned because of an unexpected delay in qualifying the site for finishing operations. As a result, the product was contaminated during unplanned storage and shipment back to our Methuen, Massachusetts facility. These circuits required extensive rework, and we discarded a significant quantity of them. The cost of products sold as a percentage of total revenues for the remainder of fiscal 1999 was 77.1%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $14.1 million, or 13.8% of total revenues in fiscal 2000 and $9.7 for the comparable period in the prior year, or 14.5% of total revenues for that period. The increase in expenses resulted primarily from the inclusion of the Dynaflex operations, which we purchased in April 1999, an increase in the sales commissions associated with increased sales and the expenses of Poly-Flex, which we purchased in March 2000.

In fiscal 1999, selling, general and administrative expenses were $9.7 million and $8.3 million in fiscal 1998. As a percentage of total revenues, selling, general and administrative expenses were 14.5% in fiscal 1999 and 13.7% in fiscal 1998. The increases in expenses in both absolute dollars and as a percentage of total revenues was a result of an expansion in our business. We have increased our internal sales personnel, added new field offices, paid increased sales commissions due to increased sales, and increased our contributions to our 401(k) plan.

OTHER INCOME AND INTEREST EXPENSE AND PROVISION FOR INCOME TAXES. Other income was $237,000 for fiscal 2000, compared to $360,000 in fiscal 1999.

In fiscal 1999, other income of $360,000 and $684,000 in fiscal 1998 was comprised, for the most part, of interest income.

Interest expense was $892,000 for fiscal 2000, compared to $226,000 for fiscal 1999. The increase was due to the larger amount of borrowings required to finance our Poly-Flex acquisition and our increased working capital requirements and capital expenditure needs.

In fiscal 1999, interest expense was $226,000 versus $254,000 in fiscal 1998. The reduction in expense is attributable to a lower level of average borrowings outstanding under our revolving credit facility. Interest rates during the period remained relatively constant.

We provided for an effective tax rate of nearly 28% for fiscal 2000, versus a 21% effective tax rate for the comparable period in the prior year. The increase in the effective tax rate resulted from a reduced amount of available tax credits and a greater proportion of our income being earned in higher tax jurisdictions.

Our effective tax rate in fiscal 1999 was 21% versus 30% in fiscal 1998. In the 1999 and 1998 fiscal years, we benefited from the income generated by the Chinese joint venture. This income was not subject to tax until fiscal 1999, and from that time on has been subject only to one half the tax that would otherwise be assessed, which is a rate significantly lower than U.S. rates. We also benefited from an increase in foreign sales, the income from which is subject to a lower rate of tax.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had net income of $6.3 million, as well as depreciation and amortization of $4.8 million and other non-cash charges of $1.4 million increasing cash flow by $12.5 million. Cash flow was reduced by $7.8 million relating to increased working capital, resulting in a positive cash flow from operations of $4.7 million. We used these monies, together with $35.9 million from issuance of stock, $30.6 million from bank borrowings and $1.6 million from maturing investments to purchase Poly-Flex for approximately $20.7 million, fund capital expenditures of $10.4 million and repay debt of $31.0 million.

         In fiscal 1999, we had net income of $3.0 million, as well as depreciation and amortization of $2.9 million and other non-cash charges of $1.0 million, thus adding $6.9 million to cash flow. Cash flow was reduced by $1.9 million relating to increased working capital, resulting in a positive cash flow from operations of $5.0 million. We used these monies, together with $5.2 million from maturing investments and available cash from the beginning of the year, to purchase approximately $ 13.0 million in property and equipment and to pay the approximately $ 2.7 million cash purchase price for the Dynaflex acquisition.

         On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. On January 1, 2002, the Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period to September 30, 2005. At the Company's discretion, borrowings under the Agreement are either a variable rate equal to the bank's prime rate (9.5% at June 30, 2000) or a fixed rate equal to the LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 2000, the unused commitment amounted to $15,000,000. The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity.

         On March 1, 2000, we entered into a term loan agreement with a bank. The term loan agreement consisted of a $15,000,000 credit facility, bearing interest at LIBOR base rate plus a margin of 1.5% to 2.0%. We borrowed $15 million on the term loan for the Poly-Flex acquisition. The term loan was repaid using the proceeds from a common stock offering and the term loan was canceled.

         In June 2000, we sold 1,452,500 shares of our common stock in a public offering. Our proceeds were approximately $35.9 million, net of expenses associated with the offering. We used a portion of the proceeds to repay the outstanding indebtedness under our revolving credit agreement and term loan. The remaining balance is being used for general corporate purposes, including working capital.

         We believe that our cash on hand, our anticipated cash flow from operations, and the amount available under our revolving credit facility, should be sufficient to meet our anticipated needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for periods beginning after June 15, 2000. The Company is currently evaluating, and has not determined the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations.

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating, and has not determined the effect, if any, SAB No. 101 will have on the Company's financial position and its results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. Our future results may differ materially from the current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

OUR OPERATING RESULTS FLUCTUATE AND MAY FAIL TO SATISFY THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE.

         Our operating results have fluctuated significantly in the past and we expect our results to continue to fluctuate in the future. Our results may fluctuate due to a variety of factors, including the timing and volume of orders from customers, the timing of introductions of and market acceptance of new products, changes in prices of raw materials, variations in production yields and general economic trends. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline.

OUR QUARTERLY RESULTS DEPEND UPON A SMALL NUMBER OF LARGE ORDERS RECEIVED IN EACH QUARTER, SO THE LOSS OF ANY SINGLE LARGE ORDER COULD HARM QUARTERLY RESULTS AND CAUSE OUR STOCK PRICE TO DROP.

         A substantial portion of our sales in any given quarter depends on obtaining a small number of large orders for products to be manufactured and shipped in the same quarter in which the orders are received. Although we attempt to monitor our customers' needs, we often have limited knowledge of the magnitude or timing of future orders. It is difficult for us to reduce spending on short notice on operating expenses such as fixed manufacturing costs, development costs and ongoing customer service. As a result, a reduction in orders, or even the loss of a single large order, for products to be shipped in any given quarter could have a material adverse effect on our quarterly operating results. This, in turn, could cause our stock price to decline.

BECAUSE WE SELL A SUBSTANTIAL PORTION OF OUR PRODUCTS TO A LIMITED NUMBER OF CUSTOMERS, THE LOSS OF A SIGNIFICANT CUSTOMER OR A SUBSTANTIAL REDUCTION IN ORDERS BY ANY SIGNIFICANT CUSTOMER WOULD HARM OUR OPERATING RESULTS.

         Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 64% of our total revenue in fiscal 1998, 63% in fiscal 1999, and 60% in fiscal 2000.

         We expect that a limited number of customers will continue to account for a high percentage of our total revenues in the foreseeable future. As a result, the loss of a significant customer or a substantial reduction in orders by any significant customer would cause our revenues to decline and have an adverse effect on our operating results.

IF WE ARE UNABLE TO RESPOND EFFECTIVELY TO THE EVOLVING TECHNOLOGICAL REQUIREMENTS OF CUSTOMERS, OUR PRODUCTS MAY NOT BE ABLE TO SATISFY THE DEMANDS OF EXISTING AND PROSPECTIVE CUSTOMERS AND WE MAY LOSE REVENUES AND MARKET SHARE.

         The market for our products is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities. We will need to develop and market products that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. There can be no assurance that the materials and processes that we are currently developing will result in commercially viable technological processes, or that there will be commercial applications for these technologies. In addition, we may not be able to make the capital investments required to develop, acquire or implement new technologies and equipment that are necessary to remain competitive. It is also possible that the flexible interconnect industry could encounter competition from new technologies in the future that render flexible interconnect technology less competitive or obsolete. If we fail to keep pace with technological change, our products may become less competitive or obsolete and we may lose customers and revenues.

A SIGNIFICANT DOWNTURN IN ANY OF THE SECTORS IN WHICH WE SELL PRODUCTS COULD RESULT IN A REVENUE SHORTFALL.

         We sell our flexible interconnect products principally to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. Although we serve a variety of markets to avoid a dependency on any one sector, a significant downturn in any of these market sectors could cause a material reduction in our revenues, which could be difficult to replace.

IF WE FAIL TO EXPAND OUR MANUFACTURING CAPACITY, WE COULD LOSE EXISTING AND POTENTIAL CUSTOMERS AND DAMAGE OUR COMPETITIVE POSITION.

         Our long-term competitive position depends in part on our ability to increase and adapt our manufacturing capacity. During fiscal 2000, we completed our expansion of the Methuen, Massachusetts and Empalme, Mexico facilities. Additionally, we acquired 95,500 square feet of manufacturing space in Cranston, Rhode Island and Newport, Isle of Wight, United Kingdom with the Poly-Flex acquisition. We are currently capacity constrained in our Shanghai, China facility, although we are addressing this by adding capacity in this facility. We must continue to expand our manufacturing capacity to accommodate additional customer demand, increased sales volumes and changing customer needs. In addition to expanding our existing facilities, we may open new facilities to expand our manufacturing capacity and increase our global presence. Such an expansion would likely require significant capital expenditures and other expenses and any new facilities may not operate profitability in the short term or at all. Any failure to complete our expansions on schedule and within budget could have a material adverse effect on our revenues and our competitive position.

WE RELY ON A LIMITED NUMBER OF SUPPLIERS, AND ANY INTERRUPTION IN OUR PRIMARY SOURCES OF SUPPLY, OR ANY SIGNIFICANT INCREASE IN THE PRICES OF MATERIALS, CHEMICALS OR COMPONENTS, WOULD HAVE AN ADVERSE EFFECT ON OUR SHORT-TERM OPERATING RESULTS.

         We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2000, we purchased approximately 60% of our materials from DuPont and Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

IF OUR RECENTLY ACQUIRED BUSINESS DOES NOT GENERATE THE REVENUES WE EXPECT, HAS UNEXPECTED SIGNIFICANT LIABILITIES, OR IS NOT SUCCESSFULLY INTEGRATED INTO OUR EXISTING OPERATIONS, WE MAY NOT REAP THE ANTICIPATED BENEFITS OF THE ACQUISITION AND OUR OPERATING RESULTS MAY SUFFER.

         We recently acquired Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited in order to further diversify our product offerings and target markets, to help support our existing customer base and to help attract and retain new customers. The Poly-Flex business may not generate the revenues or profits we expect, or we may find that the business has previously unknown or undisclosed liabilities.

         We may have difficulties in assimilating the operations, technologies, products and personnel of the Poly-Flex business into our existing business. Integration could require capital expenditures which exceed our expectations. In addition, efforts to integrate the business could divert our attention from other aspects of our operations. If we fail to integrate the Poly-Flex business effectively in a timely and non-disruptive manner, key employees of that business may leave, which could further complicate our integration efforts and jeopardize the anticipated benefits of the acquisition.

IF WE ACQUIRE ADDITIONAL BUSINESSES, THESE ACQUISITIONS WILL INVOLVE FINANCIAL UNCERTAINTIES AS WELL AS PERSONNEL CONTINGENCIES, AND MAY BE RISKY AND DIFFICULT TO INTEGRATE.

         We have completed two acquisitions in the past two years and we may acquire additional businesses that could complement or expand our business. Acquired businesses may not generate the revenues or profits that we expect and we may find that they have unknown or undisclosed liabilities. In addition, if we do make acquisitions, we will face a number of other risks and challenges, including: The difficulty of integrating dissimilar operations or assets; potential loss of key employees of the acquired business; assimilation of new employees who may not contribute or perform at the levels we expect; diversion of management time and resources; and additional costs associated with obtaining any necessary financing.

         These factors could hamper our ability to receive the anticipated benefits from any acquisitions we may pursue, and could adversely affect our financial condition and our stock price.

IF WE CANNOT OBTAIN ADDITIONAL FINANCING WHEN NEEDED, WE MAY NOT BE ABLE TO EXPAND OUR OPERATIONS AND INVEST ADEQUATELY IN RESEARCH AND DEVELOPMENT, WHICH COULD CAUSE US TO LOSE CUSTOMERS AND MARKET SHARE.

         The development and manufacturing of flexible interconnects is capital intensive. To remain competitive, we must continue to make significant expenditures for capital equipment, expansion of operations and research and development. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds either through borrowings or further equity financings. We may not be able to raise additional capital on reasonable terms, or at all. If we cannot raise the required funds when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

THE ADDITIONAL EXPENSES AND RISKS RELATED TO OUR EXISTING INTERNATIONAL OPERATIONS, AS WELL AS ANY EXPANSION OF OUR GLOBAL OPERATIONS, COULD ADVERSELY AFFECT OUR BUSINESS.

         We own a 50.1% equity interest in a joint venture in China, which manufactures and sells flexible circuits. We also operate a facility in Mexico for use in the finishing, assembly and testing of flexible circuit and laminated cable products. We recently acquired a facility in the United Kingdom where we currently manufacture polymer thick film flexible circuits and polymer thick film flexible circuits with surface mounted components and intend to introduce production of laminated cable within the next year. We will continue to explore appropriate expansion opportunities as demand for our products increases.

         Manufacturing and sales operations outside the United States carry a number of risks inherent in international operations, including: imposition of governmental controls, regulatory standards and compulsory licensure requirements; compliance with a wide variety of foreign and U.S. import and export laws; currency fluctuations; unexpected changes in trade restrictions, tariffs and barriers; political and economic instability; longer payment cycles typically associated with foreign sales; difficulties in administering business overseas; labor union issues; and potentially adverse tax consequences.

         International expansion may require significant management attention, which could negatively affect our business. We may also incur significant costs to expand our existing international operations or enter new international markets, which could increase operating costs and reduce our profitability.

WE FACE SIGNIFICANT COMPETITION, WHICH COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS.

         We face competition worldwide in the flexible interconnect market from a number of foreign and domestic providers, as well as from alternative technologies such as rigid printed circuits. Many of our competitors are larger than we are and have greater financial resources. New competitors could also enter our markets. Our competitors may be able to duplicate our strategies, or they may develop enhancements to, or future generations of, products that could offer price or performance features that are superior to our products. Competitive pressures could also necessitate price reductions, which could adversely affect our operating results. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our dollar-priced products to be less competitive than our competitors' products priced in other currencies.

         We will need to make a continued high level of investment in product research and development and research, sales and marketing and ongoing customer service and support in order to remain competitive. We may not have sufficient resources to be able to make these investments. Moreover, we may not be able to make the technological advances necessary to maintain our competitive position in the flexible interconnect market.

IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE KEY PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP, SELL AND SUPPORT OUR PRODUCTS AND OUR BUSINESS MAY LACK STRATEGIC DIRECTION.

         We are dependent upon key members of our management team. In addition, our future success will depend in large part upon our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in hiring or retaining such personnel. We currently maintain a key person life insurance policy in the amount of $1.0 million on each of Herbert W. Pollack and Peter J. Murphy. If we lose the service of Messrs. Pollack or Murphy or one or more other key individuals, or are unable to attract additional qualified members of the management team, our ability to implement our business strategy may be impaired. If we are unable to attract, retain and motivate qualified technical and sales personnel, we may not able to develop, sell and support our products.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION COULD BE HARMED AND OUR REVENUES COULD BE ADVERSELY AFFECTED.

         We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 18 patents issued and have six patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

IF WE BECOME INVOLVED IN A PROTRACTED INTELLECTUAL PROPERTY DISPUTE, OR ONE WITH A SIGNIFICANT DAMAGES AWARD OR WHICH REQUIRES US TO CEASE SELLING SOME OF OUR PRODUCTS, WE COULD BE SUBJECT TO SIGNIFICANT LIABILITY AND THE TIME AND ATTENTION OF OUR MANAGEMENT COULD BE DIVERTED.

         Although no claims have been asserted against us for infringement of the proprietary rights of others, we may be subject to a claim of infringement in the future. An intellectual property lawsuit against us, if successful, could subject us to significant liability for damages and could invalidate our proprietary rights. A successful lawsuit against us could also force us to cease selling, or redesign, products that incorporate the infringed intellectual property. We could also be required to obtain a license from the holder of the intellectual property to use the infringed technology. We might not be able to obtain a license on reasonable terms, or at all. If we fail to develop a non-infringing technology on a timely basis or to license the infringed technology on acceptable terms, our revenues could decline and our expenses could increase.

         We may in the future be required to initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. Litigation with respect to patents and other intellectual property matters could result in substantial costs and divert our management's attention from other aspects of our business.

MARKET PRICES OF TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND OUR STOCK PRICE MAY BE VOLATILE AS WELL.

         From time to time the U.S. stock market has experienced significant price and trading volume fluctuations, and the market prices for the common stock of technology companies in particular have been extremely volatile. In the past, broad market fluctuations that have affected the stock price of technology companies have at times been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our common stock.

         Following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. If we were to become involved in this type of litigation, we could incur substantial costs and diversion of management's attention, which could harm our business, financial condition and operating results.

THE COSTS OF COMPLYING WITH EXISTING OR FUTURE ENVIRONMENTAL REGULATIONS, AND OF CURING ANY VIOLATIONS OF THESE REGULATIONS, COULD INCREASE OUR OPERATING EXPENSES AND REDUCE OUR PROFITABILITY.

         We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Future regulations could be applied to materials, product or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these regulations, could be significant.

         Environmental laws require us to maintain and comply with a number of permits, authorizations and approvals and to maintain and update training programs and safety data regarding materials used in our processes. Violations of these requirements could result in financial penalties and other enforcement actions. We could also be required to halt one or more portions of our operations until a violation is cured. Although we attempt to operate in compliance with these environmental laws, we may not succeed in this effort at all times. The costs of curing violations or resolving enforcement actions that might be initiated by government authorities could be substantial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

         As of June 30, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with purchased maturities of three months or less. Since June 30, 2000, we maintain financial instruments with varying maturities up to 18 months. These financial instruments are subject to interest rate risk and will decline in value if interest rates decrease. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

         We also have a $15,000,000 revolving credit line that bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. As of June 30, 2000, we have no outstanding balance. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

         The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

         Sales of Parlex Shanghai and Poly-Flex Circuits Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of March 26, 2000, which were reported in our financial statements for the year ended June 30, 2000, of approximately $7.8 million. Poly-Flex Circuits Limited had net assets as of June 30, 2000 of approximately $6.8 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of March 26, 2000, Parlex Shanghai had outstanding debt of $1.2 million. As of June 30, 2000, Poly-Flex Circuits Limited had no outstanding debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Boston, Massachusetts
August 22, 2000

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999


-----------------------------------------------------------------------------------------------------------------
                                                                                            2000             1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $  11,949,858    $  1,175,889
  Short-term investments                                                                        --         1,606,953
  Accounts receivable - less allowance for doubtful accounts of $404,000 in 2000 and
  $255,000 in 1999                                                                        19,167,016      14,053,046
  Inventories                                                                             21,148,660      10,943,457
  Deferred income taxes                                                                    1,079,073         559,084
  Other current assets                                                                     2,781,661       1,715,225
                                                                                       -------------    ------------
           Total current assets                                                           56,126,268      30,053,654
                                                                                       -------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                       893,865         468,864
  Buildings                                                                               20,240,949       7,796,488
  Machinery and equipment                                                                 50,457,494      30,756,650
  Leasehold improvements and other                                                         5,746,720       2,929,101
  Construction in progress                                                                 5,003,002      13,844,489
                                                                                       -------------    ------------
           Total                                                                          82,342,030      55,795,592
  Less accumulated depreciation and amortization                                         (28,114,968)    (23,915,018)
                                                                                       -------------    ------------
           Property, plant and equipment - net                                            54,227,062      31,880,574
                                                                                       -------------    ------------
GOODWILL - Net                                                                             4,447,358       1,123,520
                                                                                       -------------    ------------
OTHER ASSETS                                                                                 539,950         462,863
                                                                                       -------------    ------------
TOTAL ASSETS                                                                           $ 115,340,638    $ 63,520,611
                                                                                       =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                    $   1,482,524    $    619,206
  Accounts payable                                                                        11,292,256       8,080,085
  Accrued liabilities                                                                      4,599,549       2,592,655
                                                                                       -------------    ------------
           Total current liabilities                                                      17,374,329      11,291,946
                                                                                       -------------    ------------
LONG-TERM DEBT                                                                               360,386       1,631,782
                                                                                       -------------    ------------
OTHER NONCURRENT LIABILITIES                                                               5,932,931       2,611,942
                                                                                       -------------    ------------
MINORITY INTEREST IN PARLEX SHANGHAI                                                       3,883,416       2,651,711
                                                                                       -------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - authorized, 1,000,000 shares; none issued
  Common stock, $.10 par value - authorized, 10,000,000 shares; issued,
  6,485,884 and 4,991,149 shares in 2000 and 1999, respectively                              648,588         499,115
  Additional paid-in capital                                                              60,678,009      24,568,566
  Retained earnings                                                                       27,623,632      21,288,296
  Accumulated other comprehensive income (loss)                                             (123,028)         14,878
  Less treasury stock, at cost - 210,000 shares in 2000 and 1999                          (1,037,625)     (1,037,625)
                                                                                       -------------    ------------
           Total stockholders' equity                                                     87,789,576      45,333,230
                                                                                       -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 115,340,638    $ 63,520,611
                                                                                       =============    ============



See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-------------------------------------------------------------------------------



                                                      2000             1999          1998


REVENUES:

  Product sales                                  $  99,952,142    $ 66,372,800    $ 60,048,336
  License fees and royalty income                    1,886,602         674,483         226,835
                                                 -------------    ------------    ------------

            Total revenues                         101,838,744      67,047,283      60,275,171
                                                 -------------    ------------    ------------

COSTS AND EXPENSES:

  Cost of products sold                             76,613,787      52,784,488      47,304,136
  Selling, general and administrative expenses      14,096,704       9,715,341       8,271,704
                                                 -------------    ------------    ------------

           Total costs and expenses                 90,710,491      62,499,829      55,575,840
                                                 -------------    ------------    ------------

OPERATING INCOME                                    11,128,253       4,547,454       4,699,331

OTHER INCOME - Net                                     236,812         359,748         683,776

INTEREST EXPENSE                                      (891,805)       (226,378)       (253,509)
                                                 -------------    ------------    ------------

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND
  MINORITY INTEREST                                 10,473,260       4,680,824       5,129,598

PROVISION FOR INCOME TAXES                          (2,906,219)       (964,032)     (1,539,514)
                                                 -------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                      7,567,041       3,716,792       3,590,084

MINORITY INTEREST                                   (1,231,705)       (697,239)       (433,110)
                                                 -------------    ------------    ------------

NET INCOME                                       $   6,335,336    $  3,019,553    $  3,156,974
                                                 =============    ============    ============

BASIC INCOME PER SHARE                           $        1.31    $        .65    $        .73
                                                 =============    ============    ============

DILUTED INCOME PER SHARE                         $        1.28    $        .63    $        .71
                                                 =============    ============    ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                                      ADDITIONAL
                                                                COMMON STOCK            PAID-IN         RETAINED
                                                             SHARES       AMOUNT        CAPITAL         EARNINGS
BALANCE, JULY 1, 1997                                      3,798,750     $379,875     $ 3,334,424     $15,111,769
  Comprehensive income:
    Net income                                                  --           --              --         3,156,974

    Other comprehensive income:
      Foreign currency translation adjustment                   --           --              --              --
      Unrealized gain on short-term investments                 --           --              --              --

    Other comprehensive income                                  --           --              --              --

  Comprehensive income                                          --           --              --              --

  Tax benefit arising from the exercise
    of stock options                                            --           --            97,702            --
  Stock offering, net of expenses                          1,000,000      100,000      20,281,799            --
  Exercise of stock options                                   51,899        5,190         158,820            --
                                                           ---------     --------     -----------     -----------
BALANCE, JUNE 30, 1998                                     4,850,649      485,065      23,872,745      18,268,743
  Comprehensive income:
    Net income                                                  --           --              --         3,019,553

    Other comprehensive income:
      Foreign currency translation adjusment                    --           --              --              --
      Unrealized gain (loss) on short-term investments          --           --              --              --

    Other comprehensive income                                  --           --              --              --

  Comprehensive income                                          --           --              --              --

  Exercise of stock options                                  140,500       14,050         604,853            --
  Tax benefit arising from the exercise of
    stock options                                               --           --            90,968            --
                                                           ---------     --------     -----------     -----------
BALANCE, JUNE 30, 1999                                     4,991,149      499,115      24,568,566      21,288,296
  Comprehensive income:
    Net income                                                  --           --              --         6,335,336

    Other comprehensive income (loss):
      Foreign currency translation adjusment                    --           --              --              --
      Unrealized gain (loss) on short-term investments          --           --              --              --

    Other comprehensive income (loss)                           --           --              --              --

  Comprehensive income                                          --           --              --              --

  Exercise of stock options                                   42,235        4,223         256,921            --
  Tax benefit arising from the exercise of
    stock options                                               --           --           132,735            --
  Stock offering, net of expenses                          1,452,500      145,250      35,719,787            --
                                                           ---------     --------     -----------     -----------
BALANCE, JUNE 30, 2000                                     6,485,884     $648,588     $60,678,009     $27,623,632
                                                           =========     ========     ===========     ===========


                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                COMPREHENSIVE   COMPREHENSIVE
                                                                 TREASURY           INCOME         INCOME
                                                                   STOCK            (LOSS)         (LOSS)           TOTAL
BALANCE, JULY 1, 1997                                           $(1,037,625)     $  (4,753)                     $ 17,783,690
  Comprehensive income:
    Net income                                                         --             --        $  3,156,974       3,156,974
                                                                                                ------------
    Other comprehensive income:
      Foreign currency translation adjustment                          --             --              (3,254)         (3,254)
      Unrealized gain on short-term investments                        --             --              10,192          10,192
                                                                                                ------------
    Other comprehensive income                                         --            6,938             6,938            --
                                                                                                ------------
  Comprehensive income                                                 --             --        $  3,163,912            --
                                                                                                ============
  Tax benefit arising from the exercise
    of stock options                                                   --             --                              97,702
  Stock offering, net of expenses                                      --             --                          20,381,799
  Exercise of stock options                                            --             --                             164,010
                                                                 ------------      -------                        ----------
BALANCE, JUNE 30, 1998                                           (1,037,625)         2,185                        41,591,113
  Comprehensive income:
    Net income                                                         --             --        $  3,019,553       3,019,553
                                                                                                ------------
    Other comprehensive income:
      Foreign currency translation adjusment                           --             --              20,999          20,999
      Unrealized gain (loss) on short-term investments                 --             --              (8,306)         (8,306)
                                                                                                ------------
    Other comprehensive income                                         --           12,693            12,693            --
                                                                                                ------------
  Comprehensive income                                                 --             --        $  3,032,246            --
                                                                                                ============
  Exercise of stock options                                            --             --                             618,903
  Tax benefit arising from the exercise of
    stock options                                                      --             --                              90,968
                                                                 ------------      -------                     -------------
BALANCE, JUNE 30, 1999                                           (1,037,625)        14,878                        45,333,230
  Comprehensive income:
    Net income                                                         --             --        $  6,335,336       6,335,336
                                                                                                ------------
    Other comprehensive income (loss):
      Foreign currency translation adjusment                           --             --            (136,020)       (136,020)
      Unrealized gain (loss) on short-term investments                 --             --              (1,886)         (1,886)
                                                                                                ------------
    Other comprehensive income (loss)                                  --         (137,906)         (137,906)           --
                                                                                                ------------
  Comprehensive income                                                 --             --        $  6,197,430            --
                                                                                                ============
  Exercise of stock options                                            --             --                             261,144
  Tax benefit arising from the exercise of
    stock options                                                      --             --                             132,735
  Stock offering, net of expenses
                            --             --                          35,865,037
                                                                ------------     ---------                      ------------
BALANCE, JUNE 30, 2000                                          $(1,037,625)     $(123,028)                     $ 87,789,576
                                                                ===========      =========                      ============

See notes to consolidated financial statements

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                           2000             1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  6,335,336   $  3,019,553   $  3,156,974
                                                                                       ------------   ------------   ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property, plant and equipment and other assets     4,757,235      2,943,092      2,426,831
      Gain on sale of investments available for sale                                         (1,886)        (8,306)        (8,133)
      Deferred income taxes                                                                  71,943         93,580         98,640
      Tax benefit arising from the exercise of stock options                                132,735         90,968         97,702
      Minority interest                                                                   1,231,705        697,239        433,110
      Changes in current assets and liabilities:
        Accounts receivable - net                                                        (1,905,970)    (2,529,600)    (2,116,362)
        Inventories                                                                      (7,758,203)    (1,612,413)    (2,084,180)
        Other assets                                                                       (753,118)       399,600     (1,265,878)
        Accounts payable and accrued liabilities                                          2,593,122      1,966,291      1,432,241
                                                                                       ------------   ------------   ------------
           Total adjustments                                                             (1,632,437)     2,040,451       (986,029)
                                                                                       ------------   ------------   ------------
           Net cash provided by operating activities                                      4,702,899      5,060,004      2,170,945
                                                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Parlex-Dynaflex subsidiary                                                       --       (2,620,000)          --
  Purchase of Poly-Flex subsidiary                                                      (20,682,061)          --             --
  Maturities (purchases) of investments available for sale, net                           1,606,953      5,182,517     (6,771,144)
  Additions to property, plant and equipment                                            (10,386,405)   (12,834,228)    (8,453,294)
                                                                                       ------------   ------------   ------------
           Net cash used for investing activities                                       (29,461,513)   (10,271,711)   (15,224,438)
                                                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common shares - net                                      35,865,037           --       20,381,799
  Proceeds from bank loans                                                               30,584,673        600,000      1,000,000
  Payment of bank loans                                                                 (31,042,251)      (676,578)    (3,261,443)
  Exercise of stock options                                                                 261,144        618,903        164,010
                                                                                       ------------   ------------   ------------
           Net cash provided by financing activities                                     35,668,603        542,325     18,284,366
                                                                                       ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (136,020)        21,038         (3,254)
                                                                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     10,773,969     (4,648,344)     5,227,619
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              1,175,889      5,824,233        596,614
                                                                                       ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $ 11,949,858   $  1,175,889   $  5,824,233
                                                                                       ============   ============   ============
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS:
  Liabilities assumed in acquisitions                                                  $  5,506,000   $    140,000   $       --
                                                                                       ============   ============   ============
  Property, plant and equipment acquired in exchange for accounts receivable and
    inventory                                                                          $       --     $    344,000   $       --
                                                                                       ============   ============   ============
  Property and equipment purchased under capital lease and long-term debt              $     49,500   $    730,080   $    358,930
                                                                                       ============   ============   ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS - Parlex Corporation ("Parlex" or the "Company") is a world leader in the design and manufacture of flexible interconnect products. Parlex produces custom flexible circuits and laminated cables utilizing proprietary processes and patented technologies which are designed to satisfy the unique requirements of a wide range of customers. Parlex provides its products and engineering services to a variety of markets including automotive, telecommunications and networking, diversified electronics, aerospace and computer.
         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 50.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see
Note 3). Parlex Shanghai and the Company's subsidiary, Parlex Asia-Pacific Limited, are consolidated on a three-month time lag. Intercompany transactions have been eliminated.
         FOREIGN CURRENCY TRANSLATION - The functional currency of foreign operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period.
         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include short-term highly liquid investments purchased with original maturities of three months or less.
         SHORT-TERM INVESTMENTS - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2000 and 1999, the Company had categorized all securities as "available-for-sale," since the Company may liquidate these investments currently. In calculating realized gains and losses, cost is determined using the specific-identification method. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity.
         INVENTORIES - Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process represents costs accumulated under a job-cost accounting system, less the estimated cost of shipments to date, in the aggregate not in excess of net realizable value. At June 30, inventories consisted of:


                                                                                     2000               1999
Raw materials                                                                    $ 8,210,422        $ 3,746,245
Work in process                                                                    9,753,004          6,620,494
Finished goods                                                                     3,896,943            576,718
Reserves for obsolete materials                                                     (711,709)            -
                                                                               -------------        -----------
Total                                                                            $21,148,660        $10,943,457
                                                                               =============        ===========

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings - 40 years; machinery and equipment - 5-15 years; and leasehold improvements over the terms of the lease. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

         REVENUE RECOGNITION - Product sales are recognized upon shipment. License fees and royalty income are recognized when earned.
         RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred and amounted to $4,237,000, $3,760,000 and $3,123,000 for the years ended June 30, 2000, 1999 and 1998, respectively. These amounts are reflected in the Company's cost of products sold.
         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for items which are recognized in different years for tax and financial reporting purposes.
         INCOME PER SHARE - Basic income per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted income per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options outstanding except where such items would be antidilutive.
         A reconciliation between shares used for computation of basic and d ilutive income per share is as follows:


                                                      2000              1999              1998
Shares for basic computation                       4,842,055         4,661,790         4,295,706
Effect of dilutive stock options                      98,429           109,084           169,821
                                                   ---------         ---------         ---------
Shares for dilutive computation                    4,940,484         4,770,874         4,465,527
                                                   =========         =========         =========


For the years ended June 30, 2000, 1999 and 1998, potential common shares are not included in the per-share calculations for those shares that are antidilutive. Antidilutive potential shares not included in per-share calculations for 2000, 1999 and 1998 were approximately 65,000, 87,250 and 73,542, respectively.

         USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant and equipment, goodwill, accrued liabilities, including health insurance claims, and deferred income taxes. Actual results could differ from those estimates.
         FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value because of the relative consistency of interest rates since its issuance.

         GOODWILL - Goodwill associated with the allocation of the purchase price over the fair value of the assets received and liabilities assumed in connection with the Poly-Flex and Parlex-Dynaflex business acquisitions are being amortized on a straight-line basis over their expected lives of 10 years. The Company evaluates the carrying value of goodwill based upon current and anticipated undiscounted cash flows attributable to discrete operations and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value. The accumulated amortization of goodwill totaled $220,100 and $16,800 at June 30, 2000 and 1999, respectively.
         RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current year presentation.
         STOCK-BASED COMPENSATION -The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 9.
         FUTURE ADOPTION OF ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for periods beginning after June 15, 2000. The Company is currently evaluating and has not determined the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations.
         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating and has not determined the effect, if any, SAB No. 101 will have on the Company's financial position and its results of operations.

2.    ACQUISITIONS

         POLY-FLEX - On March 1, 2000, pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000, by and among the Company and Cookson Group plc and Cookson Investment, Inc. (together, "Cookson"), the Company completed its acquisition of the stock of two Cookson wholly owned subsidiaries, Poly-Flex Circuits Limited and Poly-Flex Circuits, Inc. (collectively, "Poly-Flex"), for $19,650,000 in cash. Costs associated with the transaction approximated $1,000,000. Under the terms of the Agreement, the purchase price may be adjusted based upon the earnings, as defined in the Agreement, of Poly-Flex for the 10 months ending December 31, 2000. In addition as allowed under the Agreement, Cookson is disputing the Combined Net asset value, as defined in the Agreement, used to determine purchase price. Accordingly, the purchase price is subject to adjustment. The acquisition was recorded under the purchase method of accounting, and therefore, the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values. A summary of assets and liabilities acquired, at estimated fair market value, was as follows:


Accounts receivable                                                                $  3,208,000
Inventory                                                                             2,447,000
Prepaid and other assets                                                                436,623
Property, plant and equipment                                                        16,402,438
Goodwill                                                                              3,543,000
Accounts payable and accrued expenses                                                (2,551,000)
Deferred tax liabilities                                                             (2,804,000)
                                                                                   -------------
Net assets of Poly-Flex                                                            $ 20,682,061
                                                                                   =============


         The results of operations of Poly-Flex are included in the consolidated results of the Company from the acquisition date.
         The following unaudited pro forma summary presents information as if Poly-Flex had been acquired as of the beginning of the Company's fiscal years 2000 and 1999. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the preliminary allocation of purchase price to Poly-Flex's net assets, interest expense associated with the debt used to acquire Poly-Flex and adjustments for various allocated charges from Poly-Flex's previous parent. The adjustments do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:


                                                       UNAUDITED
                                                2000                1999

Revenue                                        $116,908,000   $92,842,000
Income from operations                           10,525,000     6,312,000
Net income                                        5,680,000     3,205,000

Net income per share:
  Basic                                        $       1.17   $      0.69
  Diluted                                              1.15          0.67

Shares used to compute net income per share:
  Basic                                           4,842,000     4,662,000
  Diluted                                         4,940,000     4,771,000


         PARLEX-DYNAFLEX - On April 30, 1999, the Company established a wholly owned subsidiary and purchased the assets of Dynaflex, a business which produces custom flexible circuits. The acquisition has been accounted for as a purchase business combination, and the results of Parlex-Dynaflex are included in the consolidated results of the Company since the purchase date, April 30, 1999. The cost of acquisition was $2,620,000, plus $140,000 of liabilities assumed, and the purchase price has been allocated to acquired accounts receivable, inventory, property, plant and equipment and accounts payable. Approximately $1,200,000 has been recorded as goodwill which reflects the excess of purchase price over the fair value of assets and liabilities acquired. Goodwill is being amortized on a straight-line basis over 10 years. The results of operations of Dynaflex were not significant to the Company in 1999.

3. JOINT VENTURE

         In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture. The joint venture manufactures flexible printed circuits and commenced operations in September 1995. The joint venture had approximately $800,000 of purchases from a minority interest partner in the joint venture.

4. CASH AND SHORT-TERM INVESTMENTS

         A summary of the Company's investments available for sale by major security type at June 30, 1999 is as follows:


                                                                 GROSS        GROSS
                                               AMORTIZED      UNREALIZED    UNREALIZED        FAIR
SECURITY TYPE                                    COST            GAINS        LOSSES          VALUE
Corporate debt securities                       $1,605,067       $ 1,886     $ -             $1,606,953
                                               ==========        =======       ======         =========


         All corporate debt securities at June 30, 1999 have contractual maturities of less than one year. The Company had no investments available for sale at June 30, 2000.

5.    ACCRUED LIABILITIES

         Accrued liabilities at June 30 consisted of:


                                                      2000           1999
Payroll and related expenses                       $2,282,970   $1,360,718
Accrued health insurance                              278,194      182,479
Commissions                                         1,237,371      467,964
Other                                                 801,014      581,494
                                                   ----------   ----------
Total                                              $4,599,549   $2,592,655
                                                   ==========   ==========

6.    INDEBTEDNESS

         Long-term debt at June 30 consisted of:


                                2000          1999

Parlex Shanghai term notes   $1,205,533   $  720,000
Capital lease obligations       637,377      930,988
Revolving credit agreement         -         600,000
                             ----------   ----------
Total long-term debt          1,842,910    2,250,988
Less current portion          1,482,524      619,206
                             ----------   ----------
Long-term debt - net         $  360,386   $1,631,782
                             ==========   ==========


         REVOLVING CREDIT AGREEMENT - On March 1, 2000, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. On January 1, 2002, the Agreement converts to a term loan with principal and interest payments due monthly over a 45-month period to September 30, 2005. At the Company's discretion, borrowings under the Agreement are either a variable ratio equal to the prime rate (9.50% at June 30, 2000) or a fixed rate equal to the LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At June 30, 2000, the unused commitment amounted to $15,000,000.
         The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. The Agreement permits the Company to pay cash dividends to the extent such payment would not cause the Company to violate the aforementioned covenants.
         On March 1, 2000, the Company entered into a term loan (the "Term Loan") agreement with a bank. The Term Loan agreement consisted of a $15,000,000 credit facility, bearing interest at LIBOR base rate plus a margin of 1.5% to 2.0%. The Term Loan was repaid using the proceeds from a common stock offering (see Note 9), and the Term Loan was cancelled.
         PARLEX SHANGHAI TERM NOTES - Parlex Shanghai entered into a short-term note bearing interest at 6.44% in November 1999. A minority interest partner in Parlex Shanghai guarantees the short-term note. Amounts outstanding under this short-term note total $845,533 and are included within the current portion of long-term debt on the consolidated balance sheet for the year ended June 30, 2000.
         Parlex Shanghai has an additional term note bearing interest at 6.50%. A minority interest partner in Parlex Shanghai guarantees the term note. Amounts outstanding under this term note total $360,000 at June 30, 2000 and are included within the current portion of long-term debt on the consolidated balance sheets.
         The Company and an additional Parlex-Shanghai minority interest holder provide cross guarantees for these term notes in direct proportion to their respective interests in the Company.

         The maturities for long-term debt at June 30, 2000 are as follows:


2001                                         $1,482,524
2002                                            239,643
2003                                            120,743
                                              ---------
                                             $1,842,910
                                              =========

         Interest paid during the years ended June 30, 2000, 1999 and 1998 was approximately $887,000, $236,000 and $115,000, respectively.
         Approximately $1,114,500 and $1,065,000 of equipment is recorded under capital leases at June 30, 2000 and 1999, respectively. Accumulated amortization on the capital lease equipment approximated $296,000 and $118,000 at June 30, 2000 and 1999, respectively.

7.   OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities at June 30 consisted of:

                                                           2000              1999
Deferred income taxes (Note 8)                          $4,898,992        $1,503,060
Deferred compensation                                    1,033,939         1,108,882
                                                        -----------        ----------
                                                        $5,932,931        $2,611,942
                                                        ==========         ==========


         The timing of deferred compensation payments cannot presently be determined. Amounts, if any, which may be paid within one year are not material.

8.    INCOME TAXES

         The provision for income taxes consisted of:


                                                                  2000         1999            1998
Current:
  State                                                       $  (215,692)   $(132,271)   $  (172,771)
  Federal                                                      (2,221,631)    (697,590)    (1,268,103)
  Foreign                                                        (396,953)     (40,591)         --
Deferred                                                          (71,943)     (93,580)       (98,640)
                                                                ----------     --------     ----------
Total                                                         $(2,906,219)   $(964,032)   $(1,539,514)
                                                               ===========     ========      ==========

         Benefits due to research and development and investment tax credits were not material to the provision for income taxes for each period presented.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                  2000 1999  1998

Statutory federal income tax rate                 34 %  34 %    34 %
State income taxes - net of federal tax benefit    2     1       2
Foreign income - not subject to taxation          (7)   (9)     (5)
Foreign sales corporation                         (2)   (3)     (1)
Tax credits                                       (1)   (1)     (1)
Other                                              2    (1)      1
                                                  --    --      --
Effective income tax rate                         28 %  21 %    30 %
                                                  ==    ==      ==

      Income before provision for income taxes and minority interest consisted of:


                                                                 2000               1999              1998
Domestic                                                        $   9,327,873       $ 3,150,969       $ 4,169,556
Foreign                                                             1,145,387         1,529,855           960,042
                                                                 ------------       -----------        -----------
Total                                                           $  10,473,260       $ 4,680,824       $ 5,129,598
                                                                 ============       ===========        ===========

The Company's China joint venture, Parlex Shanghai, was exempt from income taxes for the two years ended December 31, 1998. For the next three years, Parlex Shanghai is eligible for a 50% reduction in the statutory income tax rate of 15%. Accordingly, income tax of 7.5% was recorded for the three months ended March 31, 1999 and the year ended March 31, 2000. As disclosed in Note 1, the fiscal year end for Parlex Shanghai is March 31.

         No provision for income taxes has been recorded on undistributed earnings of Parlex Shanghai (approximately $2,398,000 at March 31, 2000) because such amounts are considered permanently invested.
         Tax credit carryforwards consist of research and development and investment tax credits available for state and federal purposes. To the extent the credits are not currently utilized on the Company's tax returns, deferred tax assets, subject to the considerations about the need for a valuation allowance, are recognized for the carryforward amounts. Tax credits, if not utilized, will expire in the years 2003 through 2020.

         Deferred income tax assets and liabilities at June 30 are attributable to the following:


                                                                                  2000              1999
Deferred tax liabilities:
  Depreciation                                                                   $5,327,941   $1,919,950
  Prepaid expenses                                                                   62,545       29,394
                                                                                  ---------   ----------
                                                                                  5,390,486   1,949,344
                                                                                  ---------   ----------
Deferred tax assets:
  Inventories                                                                       253,998      80,621
  Allowance for doubtful accounts                                                    85,910      76,849
  Other                                                                               9,993        --
  Accruals                                                                          253,594      168,643
  Self-insurance                                                                    100,000       72,054
  Deferred compensation                                                             464,822      443,227
  Tax credit carryforwards                                                          402,250      163,974
                                                                                  ----------   ---------
                                                                                   1,570,567   1,005,368
                                                                                  ----------   ---------
Net deferred tax liability                                                       $3,819,919   $  943,976
                                                                                  ==========    ========


         Income tax payments were approximately $2,469,000, $605,000 and $1,557,000 in 2000, 1999 and 1998, respectively.

9.    STOCKHOLDERS' EQUITY

         PREFERRED STOCK - The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 2000, the Board of Directors has not authorized any series of preferred stock.
         COMMON STOCK - Subsequent to the Company's year end, the Company's stockholders approved an increase in the number of authorized shares of the Company from 10,000,000 to 30,000,000.
         COMMON STOCK OFFERING - In June 2000, the Company sold 1,452,500 shares of its common stock in an underwritten public offering of which 202,500 shares were sold pursuant to an underwriters' over-allotment provision. Proceeds to the Company approximated $35,865,000, net of expenses associated with the offering. A portion of the proceeds have been used by the Company to repay all the outstanding indebtedness under the Company's Revolving Credit Agreement and $15.0 million Term Loan. The remaining balance of the net proceeds are being used by the Company for general corporate purposes, including working capital.

         STOCK OPTION PLANS - The Company has incentive and nonqualified stock option plans covering officers, key employees and nonemployee directors. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Nonemployee directors receive an automatic grant of 1,500 options annually. Additionally, grants of up to 2,250 options annually, per director, may also be made at the discretion of the Board of Directors. Nonqualified stock options are granted at fair market value or at a price determined by the Board of Directors, depending on the plan. In certain cases, the Company may, at the option of the Board of Directors, reimburse the employees for any tax cost associated with their options.
         At June 30, 2000, there were 381,568 shares reserved for future grants for all of the above-mentioned plans.
         The following is a summary of activity for all of the Company's stock option plans:


                                                                       WEIGHTED-
                                                                        AVERAGE
                                                    SHARES             EXERCISE
                                                     UNDER             PRICE PER            SHARES
                                                    OPTION               SHARE           EXERCISABLE
July 1, 1997                                        291,034            $    4.77            191,085

  Granted                                            95,750                18.50
  Surrendered                                        (1,315)                5.13
  Exercised                                         (51,899)                3.16
                                                   ----------            -------

June 30, 1998                                       333,570                 8.96           199,375

  Granted                                            52,500                12.79
  Surrendered                                        (1,940)               12.49
  Exercised                                        (140,500)                4.41
                                                  -----------            -------

June 30, 1999                                        243,630                12.38          105,244

  Granted                                            167,000                23.79
  Surrendered                                         (5,438)               15.12
  Exercised                                          (42,235)                6.18
                                                   -----------            -------

June 30, 2000                                         362,957           $   11.97         118,832
                                                  ===========           =========

         The following table sets forth information regarding options outstanding at June 30, 2000:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                           WEIGHTED-
                                            AVERAGE       WEIGHTED-                     WEIGHTED-
                                           REMAINING       AVERAGE                       AVERAGE
      EXERCISE            NUMBER           CONTRACTUAL    EXERCISE                      EXERCISE
       PRICES           OUTSTANDING        LIFE (YEARS)     PRICE         NUMBER          PRICE



   $ 5.67 - $6.67        45,707            3.29          $ 5.89          45,707       $ 5.89
    10.00 - 13.25        64,000            7.60           12.66          28,750        12.03
    15.50 - 16.25        95,000            9.03           16.18           7,500        15.50
    18.75 - 22.00        93,250            7.5            18.97          36,875        18.75
    32.75 - 36.00        65,000            9.69           34.76           -             -
-----------------     --------            ------        --------        -------       -------

  $ 5.67-$36.00         362,957            7.79         $ 18.31         118,832       $ 11.97
================      =========          ======        =========        =======       =======

         As described in Note 1, the Company uses the intrinsic-value method in accordance with APB Opinion No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair-value method to measure compensation, the Company's net income and diluted income per share would have been $5,439,000 or $1.10 per share in 2000, $2,606,000 or $.55 per share in 1999, and $2,945,000 or $.66 per share in 1998.
         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


                                                            2000          1999         1998
Average risk-free interest rate                             5.6%         5.5%           5.2%
Expected life of option grants                             2.5 years    2.5           2.5 years
Expected volatility of underlying stock                      74%          69%             72%
Expected dividend rate                                       None          None         None

         The weighted-average fair value of options granted in 2000, 1999 and 1998 was $11.57, $5.76 and $8.34, respectively.
         The option-pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of 10 years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The components and changes in balances of accumulated other comprehensive income (loss) are as follows:

                                                     FOREIGN                                ACCUMULATED
                                                     CURRENCY           UNREALIZED             OTHER
                                                   TRANSLATION          GAIN (LOSS) ON     COMPREHENSIVE
                                                   ADJUSTMENTS         INVESTMENTS         INCOME (LOSS)
Balance, July 1, 1997                              $ (4,753)            $  -                $ (4,753)

  Change in balance                                  (3,254)            10,192                  6,938
                                                   ---------           ---------              -------

Balance, June 30, 1998                               (8,007)            10,192                  2,185

  Change in balance                                  20,999             (8,306)                12,693
                                                   ---------            -------               --------


Balance, June 30, 1999                              12,992               1,886                 14,878

  Change in balance                               (136,020)             (1,886)              (137,906)
                                                 ----------             -------            -----------


Balance, June 30, 2000                           $(123,028)              $  -               $(123,028)
                                                 ==========             =======             ==========


      A summary of the changes in unrealized gains in short-term investments is as follows for the years ended June 30:

                                                                        2000          1999           1998
Unrealized gain (loss) on short-term investments:
  Unrealized holding gains arising during the year                      $ -           $ -           $18,325

  Less reclassification adjustment for gains realized
    in net income                                                        (1,886)       (8,306)       (8,133)
                                                                      ---------      --------        -------

Net unrealized gain (loss) on short-term investments                    $(1,886)      $(8,306)      $10,192
                                                                      =========      =========       =======

10.   BENEFIT PLANS

         The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amounts. No contributions were made to the plan for the years ended June 30, 2000, 1999 and 1998.
         The Company has a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. The Company contributed approximately $26,000, $172,000 and $90,000 to the Plan for the years ended June 30, 2000, 1999 and 1998, respectively.

11.   COMMITMENTS AND CONTINGENCIES

         The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 2000, 1999 and 1998 approximated $798,000, $869,000 and $742,000, respectively. Future payments under noncancelable capital and operating leases are:

                                                                                  CAPITAL         OPERATING
                                                                                  LEASES           LEASES
2001                                                                              $317,682         $ 747,000
2002                                                                               257,356           543,000
2003                                                                               123,697           474,000
2004                                                                                  -              482,000
                                                                                      -              491,000
2005                                                                              --------        ----------


Total minimum lease payments                                                       698,735        $2,737,000
                                                                                                   ==========
Less amounts representing interest                                                 (61,358)
                                                                                  ---------

Present value of net minimum lease payments                                        637,377
Current maturities of capitalized lease obligations                                276,991
                                                                                  ---------

Portion of capitalized lease obligations due after one year                        $360,386
                                                                                   ========


         From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management is not aware of any current legal matters that would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

12. BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL
OPERATIONS

         The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable and related assemblies. The Company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of product sales, license fees and royalty income.

         The concentration of revenues by major customer is as follows:


                                                              2000            1999            1998
Customer A                                                     10%             15%             23%

Customer B                                                     10%             7%              2%



Summarized information relating to international operations is as follows:


                                                                              Year Ended June 30,
                                                                2000                1999               1998
Revenues:
  United States                                                  $59,001,502        $46,785,650        $48,521,029
  Canada                                                          17,262,614         10,671,000          6,311,000
  China                                                            5,434,875          1,929,250          1,793,030
  Europe                                                          13,186,932          5,016,674          2,390,094
  Other                                                            6,952,821          2,644,709          1,260,018
                                                                 ------------       ------------         ---------

Total revenues                                                   $101,838,744        $67,047,283        $60,275,171
                                                                  ============        ==========         ==========

The principal product group sales were:
  Flexible circuits                                              $80,047,383        $49,625,163        $44,378,680
  Laminated cables                                                19,904,759         16,747,637         15,669,656
                                                                 ------------        -----------        -----------

Product sales                                                    $99,952,142        $66,372,800        $60,048,336
                                                                  ==========         ==========         ===========

Long-lived assets:
  United States                                                  $51,652,326        $31,110,693        $18,843,351
                                                                  ==========         ==========         ==========

  China                                                          $ 3,427,673         $2,356,264         $1,829,306
                                                                   =========          =========          ==========

  Europe                                                         $ 4,134,371            -                  -
                                                                   ==========         ==========         ==========

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data are as follows (in thousands except per share amounts):

                                                   FIRST         SECOND         THIRD         FOURTH
2000 QUARTERS

Revenues                                            $ 20,366       $ 24,384       $ 25,271      $ 31,818
Gross profit                                           4,702          5,782          6,366         8,375
Net income                                             1,340          1,556          1,704         1,735
Net income per share:
  Basic                                                  .28            .32            .35           .36
  Diluted                                                .28            .32            .34           .34

1999 QUARTERS

Revenues                                            $ 15,492       $ 15,354       $ 16,099      $ 20,102
Gross profit                                           2,441          2,834          3,987         5,001
Net income                                               199            540            944         1,337
Net income per share:
  Basic                                                  .04            .12            .20           .28
  Diluted                                                .04            .11            .20           .28

                                                        * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                       44

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       We retain as our general counsel the law firm of Kutchin & Rufo, P.C. to perform legal services on our behalf. Payments made by us to Kutchin & Rufo, P.C. in Fiscal 2000 were approximately $233,000. Edward D. Kutchin is a shareholder in the professional corporation of Kutchin & Rufo, P.C. and is the husband of Jill Pollack Kutchin, our Vice President - Corporate Affairs and Clerk and the son-in-law of Herbert W. Pollack, the Chairman of the Board of Directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)

         1.  Consolidated Financial Statements

         The Consolidated financial statements are filed as part of this report.

         2. Consolidated Financial Statement Schedules

      The schedule listed below is filed as part of this form 10-K and is set forth below:

                        VALUATION AND QUALIFYING ACCOUNTS
                   For the Years Ended June 30, 2000 and 1999

      Allowance for           Balance at            Charges to                     Balance at
      Bad Debts               Beginning             Cost and                       End of
                              of Year               Expenses     Deductions        Year
                              ----------            -----------  ----------        ----------
      June 30, 2000...        $255,000              $649,000     ($500,000)        $404,000
                              =============================================================


      June 30, 1999...        $252,000             $557,000      ($554,000)        $255,000
                              =============================================================


         All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

          3.  Exhibits

      See Index to Exhibits on page 48 of this report.

         The exhibits listed below are either filed herewith or incorporated by reference in this report.

          (b)  Reports on Form 8-K

         On May 12, 2000, we filed a report on Form 8-K reporting under Item 5 that we had issued a press release dated May 10, 2000, announcing the receipt of a purchase order to provide double-sided flexible circuits for a high volume cellular phone application and that the award, for the initial production, was valued at $6.1 million.


         On May 23, 2000, we filed a report on Form 8-K/A incorporating unaudited pro forma combined condensed statements of operations for the nine months ended March 26, 2000, and for the year ended June 30, 1999, in each case giving retroactive effect to our acquisition of Poly-Flex for all periods presented. Also, included in the filing were the audited combined financial statements of Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited, for the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2000.

Parlex Corporation

By   /S/ HERBERT W. POLLACK
     -----------------------------
      Herbert W. Pollack, Chairman

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

            Signature                                   Title                                   Date
            ---------                                   -----                                   ----
/S/ HERBERT W. POLLACK                     Chairman of the Board                         September 28, 2000
----------------------
Herbert W. Pollack

/S/ PETER J. MURPHY                        Director and Chief Executive                  September 28, 2000
-----------------------                    Officer (Principal Executive
Peter J. Murphy                            Officer)


/S/ ROBERT A. RIETH                        Sr. Vice President and Chief                  September 28, 2000
----------------------                     Financial Officer (Principal
Robert A. Rieth                            Financial and Accounting
                                           Officer)

/S/ SHELDON A. BUCKLER                     Director                                      September 28, 2000
----------------------
Sheldon A. Buckler

/S/ RICHARD W. HALE                        Director                                      September 28, 2000
---------------------
Richard W. Hale

/S/ M. JOEL KOSHEFF                        Director                                      September 28, 2000
------------------------
M. Joel Kosheff

/S/ LESTER POLLACK                         Director                                      September 28, 2000
------------------------
Lester Pollack

/S/ BENJAMIN M. RABINOVICI                 Director                                      September 28, 2000
--------------------------
Benjamin M. Rabinovici

/S/ ROBERT A. RIETH                        Attorney-in-Fact                              September 28, 2000
--------------------------
Robert A. Rieth

                                  EXHIBIT INDEX

Exhibit
   No.                                      Description
--------                                    -----------

3-A Restated Articles of Organization as amended (dated August 2, 1983); (filed as Exhibits 3-A and 3-B to the Company's Registration Statement on Form S-1, file No. 2-85588, and incorporated herein by reference).

3-B Articles of Amendment to Restated Articles of Organization, dated December 1, 1987; (filed as Exhibit 10-Q to Form 10-K for the fiscal year ended June 30, 1988).

3-C Bylaws; (filed as Exhibit 3-C to the Company's Registration Statement on Form S-1, file No. 2-85588, and incorporated herein by reference).

3-D Articles of Amendment to Restated Articles of Organization, dated October 21, 1997; (filed as Exhibit 3-D to Form 10-Q for the quarter ended December 28, 1997).

10-A 1985 Employees' Nonqualified Stock Option Plan dated December 2, 1985*; (filed as Exhibit 10-L to Form 10-K for the fiscal year ended June 30, 1986).

10-B Employment Agreement between Parlex Corporation and Mr. Herbert W. Pollack, dated May 1, 1986;* (filed as Exhibit 10-M to Form 10-K for the fiscal year ended June 30, 1986).

10-C 1989 Outside Directors' Stock Option Plan*; (filed as Exhibit 10-Z to Form 10-K for the fiscal year ended June 30, 1991).

10-D 1989 Employees' Stock Option Plan*; (filed as Exhibit 10-AA to Form 10-K for the fiscal year ended June 30, 1991).

10-E Chinese Joint Venture Contract, Articles of Association, and Agreement of Technology License and Technical Service dated May 29, 1995; (filed as Exhibit 10-AH to Form 10-K for the fiscal year ended June 30, 1995). Confidential treatment has been granted for portions of this exhibit.

10-F Manufacturing and Sales Agreement between Samsung Electro Mechanics Co., Ltd. and Parlex Corporation dated September 29, 1994; (filed as
         Exhibit 10-AK to Form 10-K for the fiscal year ended June 30, 1995). Confidential treatment has been granted for portions of this exhibit.

10-H License Agreement between Parlex Corporation and Polyclad Laminates, Inc., effective June 1, 1996; (filed as Exhibit 10-AN to Form 10-K for the fiscal year ended June 30, 1996). Confidential treatment has been granted for portions of this exhibit.

10-I Agreement between Parlex Corporation and Allied Signal Laminate Systems, Inc., effective May 5, 1995; (filed as Exhibit 10-AO to Form 10-K for the fiscal year ended June 30, 1996). Confidential treatment has been granted for portions of this exhibit.

10-J License Agreement between Parlex Corporation and Pucka Industrial Co., Ltd., effective July 1, 1996; (filed as Exhibit 10-AP to Form 10-K for the fiscal year ended June 30, 1996). Confidential treatment has been granted for portions of this exhibit.

10-K Agreement of Lease between PVP-Salem Associates, L.P. and Parlex Corporation dated August 12, 1997; (filed as Exhibit 10-L to Form 10-K for the fiscal year ended June 30, 1997).

10-L Employment Agreement between Parlex Corporation and Herbert W. Pollack dated July 1, 1997*; (filed as Exhibit 10-M to Form 10-K for the fiscal year ended June 30, 1997).

10-M Patent Assignment Agreement between Parlex Corporation and Polyonics, Inc. dated June 16, 1997; (filed as Exhibit 10-N to Form 10-K for the fiscal year ended June 30, 1997).

10-N 1996 Outside Directors' Stock Option Plan*; (filed as Exhibit 10-O to Form 10-K for the fiscal year ended June 30, 1997).

10-O Shelter Service Agreement between Parlex Corporation and Offshore International Inc. dated March 6, 1998; (filed as Exhibit 10-O to Form 10-K for the fiscal year ended June 30, 1998).

10-P Commercial Loan Agreement dated November 12, 1997; (filed as Exhibit 10-P to Form 10-K for the fiscal year ended June 30, 1998).

10-Q Amendment to Agreement between Parlex Corporation and Allied Signal Laminate Systems, Inc., effective May 5, 1999;(filed as Exhibit 10-Q to Form 10-K for the fiscal year ended June 30, 1999).

10-R Employment Agreement between Parlex Corporation and Peter J. Murphy, dated September 1, 1999;(filed as Exhibit 10-R to Form 10-K for the fiscal year ended June 30, 1999).

10-S Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank (filed as Exhibit 10-S to Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on March 15,
         2000).

10-T Patent Assignment Agreement between Parlex Corporation and Polyclad Laminates, Inc., dated January 20, 2000; filed herewith.

21.1     Subsidiaries of the Registrant; filed herewith.

23.1     Consent of Independent Auditors; filed herewith.

24.1     Powers of Attorney; filed herewith.

27.1     Financial Data Schedule; filed herewith.

*Denotes management contract or compensatory plan or arrangement.