Form 10-Q
period 2000-10-01
PARLEX CORP
filed 2000-11-14
CIK 724988

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   FOR THE QUARTER ENDED OCTOBER 1, 2000       COMMISSION FILE NO. 0-12942

                               PARLEX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              MASSACHUSETTS                           04-2464749
     (State or other jurisdiction of                 (IRS Employer
  incorporation or organization)                 Identification Number)

                                ONE PARLEX PLACE
                          METHUEN, MASSACHUSETTS 01844
          (Address of principal executive offices, including zip code)

                                  978-685-4341
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS         NAME OF EXCHANGE ON WHICH REGISTERED
    Common Stock ($.10 par value)            Nasdaq National Market

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

             The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at October 13, 2000 was 6,279,700 shares.

================================================================================

                               PARLEX CORPORATION


                                      INDEX


Part I - Financial Information
                                                                         Page
                                                                         ----
Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets - October 1, 2000 and June 30, 2000.....      3

Consolidated Statements of Income - For the Three Months Ended
October 1, 2000 and September 26, 1999..............................      4

Consolidated Statements of Cash Flows - For the Three Months
Ended October 1, 2000 and September 26,  1999.......................      5

Notes to Unaudited Consolidated Financial Statements................      6

Management's Discussion and Analysis of Financial Condition
And Results of Operations...........................................      8

Part II - Other Information.........................................     13

Signatures..........................................................     14

Exhibit Index.......................................................     15

                       PARLEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        October 1, 2000 and June 30, 2000
                                   (Unaudited)

                                                     October 1, 2000       June 30, 2000
                                                     ---------------       -------------
                            ASSETS
Current assets:
  Cash and cash equivalents                               $1,669,389         $11,949,858
  Short-term investments                                   6,396,175                 -0-
  Accounts receivable - net                               22,140,530          19,167,016
  Inventories                                             24,200,009          21,148,660
  Deferred income taxes                                    1,079,073           1,079,073
  Other current assets                                    3,423,863            2,781,661
                                                       -------------       --------------
    Total current assets                                  58,909,039          56,126,268
                                                       --------------      --------------
Property, plant and equipment:
  Land                                                       893,865             893,865
  Buildings                                               20,240,949          20,240,949
  Machinery and equipment                                 52,107,273          50,457,494
  Leasehold improvements and other                         5,832,591           5,746,720
  Construction in progress                                 5,666,917           5,003,002
                                                       --------------      --------------
    Total                                                 84,741,595          82,342,030
  Less accumulated depreciation and
    amortization                                         (29,720,216)        (28,114,968)
                                                        ------------        ------------
Property, plant and equipment - net                       55,021,379          54,227,062
                                                        ------------        ------------
Goodwill - net                                             4,498,803           4,447,358
Other assets                                                 474,416             539,950
                                                        ------------        ------------
    Total                                               $118,903,637        $115,340,638
                                                        ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      $ 2,190,785         $ 1,482,524
  Accounts payable                                        13,607,481          11,292,256
  Accrued liabilities                                      3,975,383           4,599,549
                                                          ----------          ----------
    Total current liabilities                             19,773,649          17,374,329
                                                          ----------          ----------

Long-term debt                                               277,846             360,386
                                                             -------             -------
Other non-current liabilities                              6,097,720           5,932,931
                                                           ---------           ---------
Minority interest in Parlex (Shanghai)                     4,100,765           3,883,416
                                                           ---------           ---------

Stockholders' equity
  Preferred stock                                                -0-                 -0-
  Common stock                                               649,145             648,588
  Additional paid-in capital                              60,737,382          60,678,009
  Retained earnings                                       28,495,876          27,623,632
  Accumulated other comprehensive income (loss)             (191,121)           (123,028)
  Less treasury stock, at cost                            (1,037,625)         (1,037,625)
                                                         -----------          -----------
    Total Stockholders' equity                           $88,653,657         $87,789,576
                                                         -----------         -----------
    Total                                               $118,903,637        $115,340,638
                                                        ============        ============

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                       October 1, 2000        September 26, 1999
                                                       ---------------        ------------------
Product sales                                              $29,572,306               $20,119,207
License fees and royalties                                     116,496                   246,352
                                                           -----------               -----------
Total Revenues                                              29,688,802                20,365,559
                                                           -----------               -----------

Costs and Expenses:

  Cost of products sold                                     24,134,225                15,913,733

  Selling, general and administrative expenses               4,145,919                 2,321,107
                                                           -----------               -----------

  Operating costs and expenses                              28,280,144                18,234,840
                                                           -----------               -----------

Operating income                                             1,408,658                 2,130,719

Other income                                                   129,368                    12,289

Interest expense                                               (27,619)                  (58,136)
                                                           -----------               -----------

Income before provision for income taxes and
minority interest                                            1,510,407                 2,084,872


Provision for income taxes                                    (420,814)                 (506,861)
                                                           -----------               -----------

Net income before minority interest                          1,089,593                 1,578,011

Minority interest                                             (217,349)                 (237,517)
                                                           -----------               -----------

Net income                                                    $872,244               $ 1,340,494
                                                           ===========               ===========

  Basic income per share                                          $.14                      $.28
                                                                  ====                      ====
  Diluted income per share                                        $.14                      $.28
                                                                  ====                      ====

Weighted average shares - basic                              6,277,751                 4,794,858
                                                           ===========               ===========
Weighted average shares - diluted                            6,456,174                 4,843,188
                                                           ===========               ===========


See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                      October 1, 2000     September 26, 1999
                                                                      ---------------     ------------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net Income                                                             $    872,244           $  1,340,494
                                                                         ------------           ------------
Adjustments to reconcile net income to cash (used for)
 provided by  operating activities:
          Depreciation and amortization of property, plant
             and equipment and other assets                                 1,776,350              1,016,892
         Minority interest                                                    217,349                237,517
         Changes in current assets and liabilities:
            Accounts receivable - net                                      (2,973,514)            (1,708,769)
            Inventories                                                    (3,051,349)            (1,209,040)
            Other assets                                                     (601,574)                19,146
            Accounts payable and accrued liabilities                        1,855,848                493,644
                                                                         ------------           ------------
  Total adjustments:                                                       (2,776,890)            (1,150,610)
                                                                         ------------           ------------

Net cash (used for) provided by operating activities:                      (1,904,646)               189,884
                                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) maturities of investments available for sale, net            (6,396,175)               676,363
  Additions to property, plant and equipment                               (2,431,052)            (1,667,022)
  Increase in other assets                                                   (166,154)                (3,371)
                                                                         ------------           ------------

Net cash used for investment activities                                    (8,993,381)              (994,030)
                                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                                  1,550,000                900,000
  Payment of bank loans                                                      (924,279)              (255,144)
  Exercise of stock options                                                    59,930                 85,331
                                                                         ------------           ------------

Net cash provided by financing activities                                     685,651                730,187
                                                                         ------------           ------------

Effect of exchange rate changes on cash                                       (68,093)               (19,514)
                                                                         ------------           ------------

Net decrease in cash and cash equivalents                                 (10,280,469)               (93,473)

Cash and cash equivalents, beginning of year                               11,949,858              1,175,889
                                                                         ------------           ------------

Cash and cash equivalents, end of period                                 $  1,669,389           $  1,082,416
                                                                         ============           ============

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   MANAGEMENT STATEMENT

         The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of October 1, 2000 and the results of operations and cash flows for the three months ended October 1, 2000 and September 26, 1999. All adjustments made to the interim financial statements were of a normal recurring nature.

         The Company followed the same accounting policies in the preparation of this interim financial statement as described in the Company's annual filing on Form 10-K for the year ended June 30, 2000, and this filing should be read in conjunction with that annual report.


2.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended October 1, 2000 and September 26, 1999 is as follows:

                                                          October 1, 2000      September 26, 1999
                                                          ---------------      ------------------
      Net Income                                                 $872,244              $1,340,494

      Other Comprehensive Income:
        Unrealized  (loss) on short term investments              (7,556)                 (1,886)
        Cumulative translation adjustments                       (60,537)                (19,514)
                                                                 --------              ----------
      Total Comprehensive Income                                 $804,151              $1,319,094
                                                                 ========              ==========




The accumulated other comprehensive income balance is as follows:


                               Unrealized gains             Cumulative
                                  (losses) on               Translation
                            Short Term Investments          Adjustments               Total
                            ----------------------       ------------------           -----
Beginning Balance                              -0-               $(123,028)         $(123,028)
Current Period Change                      (7,556)                 (60,537)           (68,093)
                                          --------               ----------         ----------
Ending Balance                            $(7,556)               $(183,565)         $(191,121)
                                          ========               ==========         ==========

3.       POLY-FLEX ACQUISITION

         On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investment, Inc. (together, "Cookson") pursuant to the Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000.

Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a ten year period. The terms of the Agreement provide that the purchase price may be adjusted based upon the earnings of Poly-Flex for the ten months ending December 31, 2000 and the Combined Net Asset Value, as defined in the Agreement. Cookson is currently disputing our calculation of the Combined Net Asset Value. Accordingly, the purchase price is subject to adjustment.

         The results of operations of the Poly-Flex are included in the consolidated financial statements for the three months ended October 1, 2000.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on the consolidated financial statements.

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

5.       RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

6.       STOCKHOLDER'S EQUITY

         During the quarter ended October 1, 2000, a Special Meeting of Stockholders approved an amendment to our Restated Articles of Organization increasing the number of authorized shares of Common Stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q AND WITH "FACTORS THAT MAY AFFECT FUTURE RESULTS" SET FORTH ON PAGE 12. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

         We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $33.2 million in property and equipment and approximately $11.1 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet increased customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

RECENT ACQUISITIONS

         On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investment, Inc. (together, "Cookson") pursuant to the Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000. Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a ten year period. The terms of the Agreement provide that the purchase price may be adjusted based upon the earnings of Poly-Flex for the ten months ending December 31, 2000 and the Combined Net Asset Value, as defined in the Agreement. Cookson is currently disputing our calculation of the Combined Net Asset Value. Accordingly, the purchase price is subject to adjustment.

         The results of operations of Poly-Flex are included in the consolidated financial statements for the three months ended October 1, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                                    Three Months Ended
                                                         October 1, 2000          September 26, 1999
                                                         ---------------          ------------------
Total revenues                                                100.0%                     100.0%
Cost of products sold                                          81.3%                      78.1%
                                                             -------                    -------

Gross profit                                                   18.7%                      21.9%
Selling, general and administrative expenses                   14.0%                      11.4%
                                                             -------                    -------

Operating income                                                4.7%                      10.5%
Income from operations before provision for
income taxes and minority interest                              5.1%                      10.2%
Net income                                                      2.9%                       6.6%
                                                             =======                    =======



THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1999

         TOTAL REVENUES. Our total revenues were $29.7 million in the three months ended October 1, 2000, an increase of $9.3 million or 46% from $20.4 million in the three months ended September 26, 1999. Revenues were generated primarily from product sales. The increase in total revenues was attributed to the inclusion of Poly-Flex, which we acquired in March 2000, and an increase in the volume of units shipped from our China and Laminated Cable operations. Revenues from our Poly-Flex, China and Laminated Cable operations represented approximately $9.0 million of the revenue increase.

         Total revenues included licensing and royalty fees of $116,000 for the three months ended October 1, 2000 of which $105,000 was the recognition of the final installment of our patent assignment agreement with Polyclad Laminates, Inc. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

         COST OF PRODUCTS SOLD. Cost of products sold were $24.1 million, or 81% of total revenues, for the three months ended October 1, 2000, versus $15.9 million, or 78% of total revenues for the comparable period in the prior year. The percentage growth in costs of products sold was attributed to unfavorable manufacturing variances, production start-up costs associated with a previously announced cell phone project, unanticipated production costs associated with outsourcing production at our Shanghai facility because of limited manufacturing space and the inclusion of the Poly-Flex operations. Additional space in China has been secured and is expected to be operational by the end of the second quarter of fiscal 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.1 million, or 14% of total revenues, for the three months ended October 1, 2000, and $2.3 million for the comparable period in the prior year, or 11% of total revenues for that period. The percentage growth in selling, general and administrative expenses was primarily due to an increase in certain corporate expenses including salaries and associated fringe benefits, depreciation and 401(k) costs and the inclusion of the Poly-Flex operations.

         OTHER INCOME, INTEREST EXPENSE, AND PROVISION FOR INCOME TAXES. Other income in the current quarter totaled $129,000 while the Company recognized other income of $12,000 for the same quarter last year. The change is due to an increase in interest income which result from our higher cash and investment balances. In June 2000, we sold 1,452,500 shares of our common stock in a public offering. Our proceeds were approximately $35.9 million, net of expenses associated with the offering.

         Interest expense was $28,000 for the three months ended October 1, 2000, compared to $58,000 for the comparable period in the prior year. The decrease is due to the smaller amount of borrowings required to finance our increased working capital requirements and capital expenditure needs. We used a portion of the proceeds from our June 2000 offering to repay the outstanding indebtedness under our revolving credit agreement and retire our $15 million term loan.

         Our income before provision for income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $1.5 million for the three months ended October 1, 2000, a decrease of 28% from $2.1 million for the three months ended September 26, 1999. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

         Our effective tax rate was approximately 28% in the three months ended October 1, 2000, versus a 24% effective tax rate for the comparable period in the prior year. The increase in the effective tax rate resulted from a reduced amount of available tax credits and a greater proportion of our income earned in higher tax jurisdictions.

         Our income after provision for income taxes and for the minority interest in Parlex Shanghai was $872,000 for the three months ended October 1, 2000, a decrease of 35% from $1.3 million for the three months ended September 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 1, 2000, we had approximately $8.1 million in cash and short-term investments.

         Net cash used in operations during the three months ended October 1, 2000 was $1.9 million. This cash was used to support our working capital requirements including receivables associated with sales growth at our Poly-Flex and China operations. Cash used in investing activities was $9.0 million for the three months ended October 1, 2000. These funds were used to purchase $6.4 million of higher-yielding investment grade corporate and United States Government debt securities and $2.6 million of capital and other expenditures. Cash provided by financing activities was $0.7 million for the three months ended October 1, 2000 which represents the net borrowings and repayments of our bank debt and cash received through the exercise of stock options.

         On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. On January 1, 2002, the Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period ending on September 30, 2005. At our discretion, borrowings under the Agreement accrue interest at either a variable rate equal to the bank's prime rate (9.5% at October 1, 2000) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At October 1, 2000, the unused commitment amounted to $14.2 million. The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity.

         In June 2000, we sold 1,452,500 shares of our common stock in a public offering. Our proceeds were approximately $35.9 million, net of expenses associated with the offering. We used a portion of the proceeds to repay the outstanding indebtedness under our revolving credit agreement and retire our $15 million term loan. The remaining balance is being used for general corporate purposes, including working capital.

         We believe that our cash on hand, our anticipated cash flow from operations, and the amount available under our revolving credit facility should be sufficient to meet our anticipated needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on the consolidated financial statements.

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating, and have not determined the effect, if any, SAB No. 101 may have on our financial position and its results of operations.

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

         As of October 1, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with varying maturities up to 18 months. These financial instruments are subject to interest rate risk and will decline in value if interest rates decrease. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

         We are exposed to market risks, which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

         We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. We owed approximately $825,000 as of October 1, 2000. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

         The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

         Sales of Parlex Shanghai and Poly-Flex Circuits Limited are typically denominated in their local currency, which is their functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of June 30, 2000, which are reported in our financial statements for the quarter ended October 1, 2000, of approximately $8.2 million. Poly-Flex Circuits Limited had net assets as of October 1, 2000 of approximately $6.9 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of June 30, 2000, Parlex Shanghai had outstanding debt of $1.1 million. As of October 1, 2000, Poly-Flex Circuits Limited had no outstanding debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined under the federal securities laws. Our actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond our control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors we serve, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, and other one-time events and other important factors disclosed previously and from time to time in other filings we have made with the U.S. Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A Special Meeting of Stockholders was held on August 30, 2000. The sole purpose for the meeting was to consider and act upon a proposed amendment to our Restated Articles of Organization increasing the number of authorized shares of Common Stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares. The result of the vote for the proposal was as follows:

                  1. To amend our Restated Articles of Organization:

                  For:........................................  3,576,574
                  Against:....................................  2,198,850
                  Abstain:....................................      1,555


          Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits - See Exhibit Index

                  (b) Reports on Form 8-K - We did not file a report on Form 8-K during the three months ended October 1, 2000.

                                   SIGNATURES


                        Pursuant to the requirements of the Securities Exchange
                  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PARLEX CORPORATION





                                              By: /s/ Peter J. Murphy
                                                 -----------------------------
                                                  Peter J. Murphy
                                                  President and Chief
                                                  Executive Officer


                                              By: /s/ Robert A. Rieth
                                                 -----------------------------
                                                  Robert A. Rieth
                                                  Senior Vice President & CFO
                                                  (Principal Accounting and
                                                  Financial Officer)


                                              November 14, 2000
                                              ----------------------------
                                              Date

                                  EXHIBIT INDEX


        Exhibit     Description of Exhibit                                                Page
        -------     ----------------------                                                ----

         3-E Articles of Amendment to Restated Articles of Organization, dated August 30, 2000

         11            Statement Regarding Computation of Per Share Earnings               16

         27            Financial Data Schedule                                             17