Form 10-Q
period 2000-12-31
PARLEX CORP
filed 2001-02-20
CIK 724988

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE QUARTER ENDED DECEMBER 31, 2000                 COMMISSION FILE 0-12942

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

       The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at February 1, 2001 was 6,292,825 shares.



================================================================================

                               PARLEX CORPORATION


                                      INDEX


                                                                                PAGE
                                                                                ----
Part I - Financial Information

Item 1.  Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2000 and June 30, 2000 ...........    3

Consolidated Statements of Income - For the Three Months and Six Months
ended December 31, 2000 and December 26, 1999 ...............................    4

Consolidated Statements of Cash Flows - For the Six Months
Ended December 31, 2000 and December 26, 1999 ...............................    5

Notes to Unaudited Consolidated Financial Statements ........................    6

Management's Discussion and Analysis of Financial Condition
And Results of Operations ...................................................   10

Part II - Other Information .................................................   17

Signatures ..................................................................   18

Exhibit Index ...............................................................   19

                       PARLEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and June 30, 2000
                                   (Unaudited)

                                                          DECEMBER 31, 2000   JUNE 30, 2000
                                                          -----------------   -------------
                                           ASSETS
Current assets:
  Cash and cash equivalents                                  $   2,772,296    $  11,949,858
  Short-term investments                                         6,604,174              -0-
  Accounts receivable - net                                     20,374,837       19,167,016
  Inventories                                                   24,647,177       21,148,660
  Refundable income taxes                                        1,184,161              -0-
  Deferred income taxes                                          1,079,073        1,079,073
  Other current assets                                           2,937,690        2,781,661
                                                             -------------    -------------
    Total current assets                                        59,599,408       56,126,268
                                                             -------------    -------------
Property, plant and equipment:
  Land                                                             893,865          893,865
  Buildings                                                     20,240,949       20,240,949
  Machinery and equipment                                       53,563,237       50,457,494
  Leasehold improvements and other                               5,816,578        5,746,720
  Construction in progress                                       6,581,286        5,003,002
                                                             -------------    -------------
    Total                                                       87,095,915       82,342,030
  Less accumulated depreciation and
    Amortization                                               (31,277,967)     (28,114,968)
                                                             -------------    -------------
Property, plant and equipment - net                             55,817,948       54,227,062
                                                             -------------    -------------
Goodwill - net                                                   1,123,892        4,447,358
Other assets                                                       393,851          539,950
                                                             -------------    -------------
    Total                                                    $ 116,935,099    $ 115,340,638
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $   1,117,314    $     657,524
  Accounts payable                                              12,006,456       11,292,256
  Accrued liabilities                                            4,118,362        4,599,549
                                                             -------------    -------------
    Total current liabilities                                   17,242,132       16,549,329
                                                             -------------    -------------

Long-term debt                                                   6,011,391        1,185,386
                                                             -------------    -------------
Other non-current liabilities                                    2,807,630        5,932,931
                                                             -------------    -------------
Minority interest in Parlex (Shanghai)                           4,360,986        3,883,416
                                                             -------------    -------------

Stockholders' equity
  Preferred stock                                                      -0-              -0-
  Common stock                                                     649,907          648,588
  Additional paid-in capital                                    60,744,332       60,678,009
  Retained earnings                                             26,265,653       27,623,632
  Accumulated other comprehensive income
     (loss)                                                       (109,307)        (123,028)
  Less treasury stock, at cost                                  (1,037,625)      (1,037,625)
                                                             -------------    -------------
    Total Stockholders' equity                               $  86,512,960    $  87,789,576
                                                             -------------    -------------
    Total                                                    $ 116,935,099    $ 115,340,638
                                                             =============    =============

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  DECEMBER 31, 2000    DECEMBER 26, 1999    DECEMBER 31, 2000    DECEMBER 26, 1999
                                                  -----------------    -----------------    -----------------    -----------------
Product sales                                           $26,950,569          $23,841,921          $56,522,875         $43,961,128
License fees and royalties                                   50,272              542,156              166,768             788,508
                                                   ----------------     ----------------     ----------------    ----------------
Total revenues                                           27,000,841           24,384,077           56,689,643          44,749,636
                                                   ----------------     ----------------     ----------------    ----------------
Costs and Expenses:

  Cost of products sold                                  25,385,651           18,601,930           49,519,876          34,265,961

  Selling, general and administrative
  Expenses                                                4,281,421            3,061,466            8,427,340           5,632,275
                                                   ----------------     ----------------     ----------------    ----------------

  Operating costs and expenses                           29,667,072           21,663,396           57,947,216          39,898,236
                                                   ----------------     ----------------     ----------------    ----------------

Operating (loss) income                                  (2,666,231)           2,720,681           (1,257,573)          4,851,400

Other income                                                131,767              143,464              261,135             155,753

Interest expense                                            (91,993)             (95,533)            (119,612)           (153,669)
                                                   ----------------     ----------------     ----------------    ----------------

(Loss) income before benefit from (provision
for) income taxes and minority interest                  (2,626,457)           2,768,612           (1,116,050)          4,853,484


Benefit from (provision for) income taxes                   610,814             (886,152)             190,000          (1,393,013)
                                                   ----------------     ----------------     ----------------    ----------------

(Loss) income before minority interest                   (2,015,643)           1,882,460             (926,050)          3,460,471

Minority interest                                          (258,007)            (326,794)            (475,356)           (564,311)
                                                   ----------------     ----------------     ----------------    ----------------

Net (loss) income                                       ($2,273,650)          $1,555,666          ($1,401,406)         $2,896,160
                                                   ================     ================     ================    ================

  Basic (loss) earnings per share                            ($0.36)               $0.32               ($0.22)              $0.60
                                                            =======                =====              =======               =====
  Diluted (loss) earnings per share                          ($0.36)               $0.32               ($0.22)              $0.60
                                                            =======                =====              =======               =====

Weighted average shares - basic                           6,281,089            4,808,624            6,279,402           4,801,741
                                                          =========            =========            =========           =========
Weighted average shares - diluted                         6,281,089            4,868,972            6,279,402           4,856,080
                                                          =========            =========            =========           =========

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                   DECEMBER 31, 2000     DECEMBER 26, 1999
                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                     ($ 1,401,406)      $  2,896,160
                                                                        ------------       ------------
Adjustments to reconcile net income (loss) to
  cash (used for) provided by operating activities:
         Depreciation and amortization of property, plant
             and equipment and other assets                                3,382,265          2,051,704
         Minority interest                                                   475,356            564,313
         Changes in current assets and liabilities:
            Accounts receivable - net                                     (1,207,821)        (4,783,552)
            Inventories                                                   (3,498,517)        (3,199,000)
            Refundable taxes                                              (1,184,161)           129,790
            Other assets                                                     (25,060)          (683,023)
            Accounts payable and accrued liabilities                        (329,606)         3,436,110
                                                                        ------------       ------------
  Total adjustments:                                                      (2,387,544)        (2,483,658)
                                                                        ------------       ------------

Net cash (used for) provided by operating activities:                     (3,788,950)           412,502
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) maturities of investments available for sale, net           (6,604,174)         1,606,351

  Additions to property, plant and equipment                              (4,057,287)        (4,101,119)
  Purchase of Poly-Flex subsidiary                                           (94,309)              --
                                                                        ------------       ------------
Net cash used for investment activities                                  (10,755,770)        (2,494,768)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                                11,235,000          1,500,000
  Payment of bank loans                                                   (5,949,205)          (354,329)
  Exercise of stock options                                                   67,642            111,706
                                                                        ------------       ------------
Net cash provided by financing activities                                  5,353,437          1,257,377
                                                                        ------------       ------------
Effect of exchange rate changes on cash                                       13,721            (21,076)
                                                                        ------------       ------------
Net decrease in cash and cash equivalents                                 (9,177,562)          (845,965)
Cash and cash equivalents, beginning of year                              11,949,858          1,175,889
                                                                        ------------       ------------

Cash and cash equivalents, end of period                                $  2,772,296       $    329,924
                                                                        ============       ============

SUPPLEMENTARY DISCLOSURE OF FINANCING AND INVESTING
  NONCASH TRANSACTIONS:
Effect of tax election on Poly-Flex acquisition                         $  3,197,000
                                                                        ============       ============
Property, plant and equipment purchases financed through
   accounts payable                                                     $    634,318       $    319,025
                                                                        ============       ============

See Notes to Unaudited Consolidated Financial Statements

                       PARLEX CORPORATION AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     MANAGEMENT STATEMENT

       The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2000 and the results of operations and cash flows for the three months and six months ended December 31, 2000 and December 26, 1999. All adjustments made to the interim financial statements were of a normal recurring nature.

       We followed the same accounting policies in the preparation of this interim financial statement as described in our annual filing on Form 10-K for the year ended June 30, 2000, with the exception of the consolidation of our 50.1% interest in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") and our wholly owned subsidiary, Parlex Asia Pacific Limited ("PAPL"). We previously consolidated Parlex Shanghai and PAPL on a three month time lag. Beginning with the quarter ending December 31, 2000, we conformed the reporting of Parlex Shanghai and PAPL with our December quarter financial results. Accordingly, the Parlex Shanghai and PAPL net income for the quarter ended September 26, 2000 is reported as an adjustment to retained earnings in the amount of $46,000.

       This filing should be read in conjunction with the annual report.


2.     COMPREHENSIVE (LOSS) INCOME

       Comprehensive (loss) income for the three months and six months ended December 31, 2000 and December 26, 1999 is as follows:

                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                          DECEMBER 31, 2000     DECEMBER 26, 1999     DECEMBER 31, 2000    DECEMBER 26, 1999
                                          -----------------     -----------------     -----------------    -----------------
Net (Loss) Income                            ($2,273,650)         $ 1,555,666          ($1,401,406)         $ 2,896,160
Other Comprehensive (Loss) Income:
  Unrealized  (loss) on
    short term investments                        29,552                                    21,996               (1,886)
  Cumulative translation adjustments              52,262                  324               (8,275)             (19,190)
                                             -----------          -----------          -----------          -----------
  Total Comprehensive (Loss) Income          ($2,191,836)         $ 1,555,990          ($1,387,685)         $ 2,875,084
                                             ===========          ===========          ===========          ===========

The accumulated other comprehensive (loss) income balance is as follows:

                             UNREALIZED GAINS
                               (LOSSES) ON          CUMULATIVE TRANS-
                          SHORT TERM INVESTMENTS    LATION ADJUSTMENTS     TOTAL
                          ----------------------    ------------------     -----
Beginning Balance                   -0-               ($123,028)         ($123,028)
Current Period Change            21,996                  (8,275)            13,721
                              ---------               ---------          ---------
Ending Balance                $  21,996               ($131,303)         ($109,307)
                              =========               =========          =========

3.     POLY-FLEX ACQUISITION

       On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investments, Inc. (together, "Cookson") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000.

       Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired was recorded as goodwill, a substantial portion of which was the result of differences in the estimated fair value and the tax basis of the assets acquired.

       On December 15, 2000, we jointly filed with Cookson a tax election with the Internal Revenue Service to account for the transaction as an asset acquisition for tax purposes whereby the assets acquired would be recorded, for tax purposes, at fair value versus their carryover tax basis. Accordingly, during the second quarter ending December 31, 2000, we reallocated the purchase price by reducing deferred tax liabilities by approximately $2,544,000, reducing goodwill by approximately $3,197,000, and recording deferred tax assets of approximately $653,000. The remaining goodwill of approximately $440,000 will continue to be amortized over a ten- year period.

       In addition, the terms of the Agreement provide that the purchase price may be adjusted based upon the earnings of Poly-Flex for the ten months ending December 31, 2000 and for the Combined Net Asset Value, as defined in the Agreement. We have submitted our calculation of amounts owed to us by Cookson of $1,250,000 as a result of Poly-Flex' financial performance for the ten months ending December 31, 2000 being less than the $2 million annualized contractual requirement. In addition, since adjustments to the purchase price, as provided for in the Agreement, are subject to dispute, we have not recorded a reduction of purchase price. Such adjustment, if any, will be recorded upon resolution of any dispute.

       The results of operations of Poly-Flex are included in the consolidated financial statements for the three and six months ended December 31, 2000.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on the consolidated financial statements.

       On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating, and have not determined the effect, if any, that SAB No. 101 will have on the our consolidated financial position and our results of operations.

5.     RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform to the current period presentation.

6.     STOCKHOLDER'S EQUITY

       On August 30, 2000, a Special Meeting of Stockholders approved an amendment to our Restated Articles of Organization increasing the number of authorized shares of Common Stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares.


7.     DEBT CLASSIFICATION

       On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. No further advances of principal will be made under this Credit Agreement after December 31, 2001. On January 1, 2002, the Credit Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period ending on September 30, 2005. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (9.5% at December 31, 2000) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Credit Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At December 31, 2000, the unused commitment amounted to $9.2 million. The Credit Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. As of December 31, 2000, we were in compliance with all of our restrictive covenants. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants. There are no requirements under the Credit Agreement for repayments, therefore we have classified the outstanding debt on the Credit Agreement as long-term debt in our consolidated financials at December 31, 2000.

8.     INCOME TAXES

       Our effective tax rate is impacted by the proportion of our estimated annual income being earned in foreign tax jurisdictions which generally have lower tax rates than our domestic tax jurisdictions. Our China joint venture, Parlex Shanghai, is eligible for a 50% reduction in the statutory income tax rate of 15% through December 31, 2001.

9.     STOCK OPTIONS

       On November 28, 2000, our Board of Directors approved a proposal to offer employees a choice to cancel certain stock options granted to them in February and March of 2000 in exchange for new options to purchase 75% of the original number of shares of stock. The new options will be granted six months and one day from the date the old options are cancelled. The exercise price of the new options will be the market price on the grant date.

       The exchange offer will not be available to members of the Board of Directors or executive officers.

       The original options, for approximately 45,000 shares, were granted in February and March of 2000 under our 1989 Employees' Stock Option Plan and have exercise prices ranging from $35.375 to $36.00. Due to the decline in the market price of our common stock, the Board of Directors determined that these options were no longer adequate to provide satisfactory incentive to enhance shareholder value or the retentive value needed in today's employment market.

       Employees who accept the offer must accept the offer with respect to all covered options. In order to receive the new options, the employees must remain employed until the new grant date. In addition, the new options will have extended vesting requirements in order to increase their retentive value to the corporation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL INFORMATION INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q AND WITH "FACTORS THAT MAY AFFECT FUTURE RESULTS" SET FORTH ON PAGE 16. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

RECENT ACQUISITIONS

       On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investments, Inc. (together, "Cookson") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000.

       Poly-Flex is engaged in the manufacture of polymer thick film, flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired was recorded as goodwill, a substantial portion of which was the result of differences in the estimated fair value and the tax basis of the assets acquired.

       On December 15, 2000, we jointly filed with Cookson a tax election with the Internal Revenue Service to account for the transaction as an asset acquisition for tax purposes whereby the assets acquired would be recorded, for tax purposes, at fair value versus their carryover tax basis. Accordingly, during the second quarter ending December 31, 2000, we reallocated the purchase price by reducing deferred tax liabilities by approximately $2,544,000, reducing goodwill by approximately $3,197,000, and recording deferred tax assets of approximately $653,000. The remaining goodwill of approximately $440,000 will continue to be amortized over a ten-year period.

       In addition, the terms of the Agreement provide that the purchase price may be adjusted based upon the earnings of Poly-Flex for the ten months ending December 31, 2000 and for the Combined Net Asset Value, as defined in the Agreement. We have submitted our calculation of amounts owed to us by Cookson of $1,250,000 as a result of Poly-Flex' financial performance for the ten months ending December 31, 2000 being less than the $2 million annualized contractual requirement. In addition, since adjustments to the purchase price, as provided for in the Agreement, are subject to dispute, we have not recorded a reduction of purchase price. Such adjustment, if any, will be recorded upon resolution of any dispute.

       The results of operations of Poly-Flex are included in the consolidated financial statements for the three and six months ended December 31, 2000.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,   DECEMBER 26,   DECEMBER 31,       DECEMBER 26,
                                                                           2000             1999        2000                1999
                                                                       ------------   ------------   ------------       ------------
Total revenues                                                              100.0%          100.0%         100.0%          100.0%
Cost of products sold                                                        94.0%           76.3%          87.4%           76.6%
                                                                            -----           -----          -----           -----

Gross profit                                                                  6.0%           23.7%          12.6%           23.4%
Selling, general and administrative expenses                                 15.9%           12.5%          14.8%           12.6%
                                                                            -----           -----          -----           -----

Operating (loss) income                                                      (9.9%)          11.2%          (2.2%)          10.8%
Income (loss) from operations before benefit from (provision for)
income taxes and minority interest                                           (9.7%)          11.4%          (2.0%)          10.8%
Net (loss) income                                                            (8.4%)           6.4%          (2.5%)           6.5%
                                                                            =====           =====          =====           =====

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1999

       TOTAL REVENUES. Our total revenues were $27.0 million in the three months ended December 31, 2000, an increase of $2.6 million or 11% from $24.4 million in the three months ended December 26, 1999. We recorded increases in revenue from product sales from all of our manufacturing operations with the exception of our Methuen, Massachusetts operation.

       The Methuen operation experienced a reduction in product sales of $5.5 million or 38% for the three months ended December 31, 2000 compared to the same period in 1999. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases by the operation's two largest customers. The reduction in purchases is the result of excess inventory held by these customers. Sales to these customers are expected to increase by the end of the third quarter. The decline in product sales from the Methuen operation was offset by the inclusion of revenues of $5.7 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other locations and operations including Parlex Shanghai, PAPL and Laminated Cable.

       Total revenues included licensing and royalty fees of $50,000 for the three months ended December 31, 2000 compared to $542,000 for the same period in 1999. The $542,000 generated from licensing and royalty fees for the quarter ending December 26, 1999 was related to our $1.3 million patent assignment agreement with Polyclad Laminates, Inc. The final installment of the Polyclad agreement was recognized in the quarter ended October 1, 2000.

       COST OF PRODUCTS SOLD. Cost of products sold were $25.4 million, or 94% of total revenues, for the three months ended December 31, 2000, compared to $18.6 million, or 76% of total revenues for the comparable period in the prior year.

       The Methuen operation experienced unfavorable manufacturing variances of $3.7 million or 14% of total revenues as compared to the same period last year. The manufacturing variances are due to excess manufacturing capacity associated with a 38% decrease in product sales for the three months ending December 31, 2000. To counteract the excess manufacturing capacity, we have initiated reductions in personnel and other manufacturing expenses. Although these cost reduction measures are expected to reduce the percentage of costs of products sold for the Methuen operation, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments. The increase in cost of products sold also includes costs from our Poly-Flex operation, acquired in March 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.3 million, or 16% of total revenues, for the three months ended December 31, 2000, and $3.1 million or 13% of total revenues for the comparable period in the prior year. The percentage growth in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation, which accounted for $893,000 of the increase for the three months ending December 31, 2000. To compensate for the increase in expenses, we have initiated reductions in personnel and other selling, general and administrative expenses at our Methuen corporate offices.

       OTHER INCOME, INTEREST EXPENSE, AND BENEFIT FROM (PROVISION FOR) INCOME TAXES. Other income in the current quarter of $132,000 consisted of interest income from our short-term investments. As of December 31, 2000 we had short-term investments of $6.6 million. Other income for the comparable period in the prior year was $143,000.

       Interest expense was $92,000 for the three months ended December 31, 2000, compared to $96,000 for the comparable period in the prior year. The interest expense for both periods represents interest incurred on our short-term borrowings for working capital needs and interest expense associated with deferred compensation.

       Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $2.6 million for the three months ended December 31, 2000, compared to income of $2.8 million for the comparable period in the prior year. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

       Our effective tax rate was approximately 23% in the three months ended December 31, 2000, compared to a 32% effective tax rate for the comparable period in the prior year. The decrease in the effective tax rate resulted from a greater proportion of our estimated annual income being earned in foreign tax jurisdictions which generally have lower tax rates than our domestic tax jurisdictions.

       Our loss after benefit from income taxes and for the minority interest in Parlex Shanghai was $2.3 million for the three months ended December 31, 2000, compared to income of $1.6 million for the three months ended December 26, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED
DECEMBER 26, 1999

       TOTAL REVENUES. Our total revenues were $56.7 million in the six months ended December 31, 2000, an increase of $12 million or 27% from $44.7 million in the six months ended December 26, 1999. We recorded increases in revenue from product sales across all manufacturing locations with the exception of our Methuen, Massachusetts operation.

       The Methuen operation experienced a reduction in product sales of $5.7 million or 21% for the six months ended December 31, 2000 compared to the same period in 1999. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases by the operation's two largest customers. The reduction in purchases is a result of excess inventory held by these customers. Sales to these customers are expected to increase by the end of the third quarter. The decline in product sales from the Methuen operation was offset by the inclusion of revenues of $11.2 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other locations and operations including Parlex Shanghai, PAPL and Laminated Cable.

       Total revenues included licensing and royalty fees of $167,000 for the six months ended December 31, 2000, of which $105,000 was the recognition of the final installment of our patent assignment agreement with Polyclad Laminates, Inc. Total revenues for the six months ending December 26, 1999 included licensing and royalty fees of $789,000 from Polyclad Laminates, Inc.

       COST OF PRODUCTS SOLD. Cost of products sold were $49.5 million, or 87% of total revenues, for the six months ended December 31, 2000, compared to $34.3 million, or 77% of total revenues for the comparable period in the prior year.

       The Methuen operation experienced unfavorable manufacturing variances of $4.2 million or 7% of total revenues as compared to the same period last year. The manufacturing variances are due to excess manufacturing capacity associated with a 21% decrease in product sales for the six months ending December 31, 2000. To counteract the excess manufacturing capacity, we have initiated reductions in personnel and other manufacturing expenses. Although these cost reduction measures are expected to reduce the percentage of costs of products sold for the Methuen operation, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments. The increase in cost of products sold also includes costs from our Poly-Flex operation, acquired in March 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8.4 million, or 15% of total revenues, for the six months ended December 31, 2000, and $5.6 million for the comparable period in the prior year, or 13% of total revenues for that period. The percentage growth in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation which accounted for $1.8 million of the increase for the six months ending December 31, 2000. To compensate for the increase in expenses, we have initiated reductions in personnel and other selling, general and administrative expenses at our Methuen corporate offices.

       OTHER INCOME, INTEREST EXPENSE, AND BENEFIT FROM (PROVISION FOR) INCOME TAXES. Other income of $261,000 for the six months ended December 31, 2000 was comprised of interest income from our short-term investments. As of December 31, 2000, we had short-term investments of $6.6 million.

       Interest expense was $120,000 for the six months ended December 31, 2000, compared to $154,000 for the comparable period in the prior year. The interest expense for both periods represents interest incurred on our short-term borrowings for working capital needs and interest expense associated with deferred compensation.

       Our loss before benefit from income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $1.1 million for the six months ended December 31, 2000, compared to income of $4.9 million for the six months ended December 26, 1999. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

       Our effective tax rate was approximately 17% in the six months ended December 31, 2000, compared to a 29% effective tax rate for the comparable period in the prior year. The decrease in the effective tax rate resulted from a greater proportion of our estimated annual income being earned in foreign tax jurisdictions, which generally have lower tax rates than our domestic tax jurisdictions.

       Our loss after provision for income taxes and for the minority interest in Parlex Shanghai was $1.4 million for the six months ended December 31, 2000, compared to income of $2.9 million for the six months ended December 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2000, we had approximately $9.4 million in cash and short-term investments.

       Net cash used in operations during the six months ended December 31, 2000 was $3.8 million. This cash was used to support our working capital requirements including receivables associated with sales growth at our Poly-Flex and China operations. Cash used in investing activities was $10.8 million for the six months ended December 31, 2000. These funds were used to purchase $6.6 million of higher-yielding investment grade corporate and United States Government debt securities and $4.1 million of capital equipment and other expenditures. Cash provided by financing activities was $5.4 million for the six months ended December 31, 2000 and represented the net borrowings and repayments of our bank debt and cash received through the exercise of stock options.

       On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. No further advances of principal will be made under this Credit Agreement after December 31, 2001. On January 1, 2002, the Credit Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period ending on September 30, 2005. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (9.5% at December 31, 2000) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Credit Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. At December 31, 2000, the unused commitment amounted to $9.2 million. The Credit Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. As of December 31, 2000, we were in compliance with all of our restrictive covenants. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

       In June 2000, we sold 1,452,500 shares of our common stock in a public offering. Our proceeds were approximately $35.9 million, net of expenses associated with the offering. We used a portion of the proceeds to repay the outstanding indebtedness under our revolving credit agreement and retire a $15 million term loan associated with the acquisition of Poly-Flex. The remaining balance is being used for general corporate purposes, including working capital.

       We believe that our cash on hand, our anticipated cash flow from operations, and the amount available under our Credit Agreement should be sufficient to meet our anticipated needs for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Our adoption of SFAS No. 133 on July 1, 2000 did not have a material impact on the consolidated financial statements.

       On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating, and have not determined the effect, if any, that SAB No. 101 may have on our consolidated financial position and our results of operations.

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

       As of December 31, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with varying maturities up to 18 months. These financial instruments are subject to interest rate risk and will change in value if interest rates fluctuate. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

       We are exposed to market risks, which include changes in U.S. and foreign interest rates and fluctuations in exchange rates.

       We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. We owed approximately $5.8 million as of December 31, 2000. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

       The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

       Sales of Parlex Shanghai and Poly-Flex Circuits Limited are often denominated in their local currency, which is each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United

Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of December 31, 2000 of approximately $8.8 million. Poly-Flex Circuits Limited had net assets as of December 31, 2000 of approximately $6.8 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of December 31, 2000, Parlex Shanghai had outstanding debt of $841,000 and Poly-Flex Circuits Limited had no outstanding debt.

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

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held on November 28, 2000. There was no solicitation in opposition to management's nominees as listed in our proxy statement and all such nominees were elected as Class III directors for a three-year term.

         (b) At the Annual Meeting, stockholders elected the following Class III directors whose terms expire in 2003:


                                                                  AUTHORITY
                    NAME                          FOR             WITHHELD
                    ----                          ---             --------
                  Herbert W. Pollack            5,636,664         50,300
                  Sheldon Buckler               5,636,664         50,300

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits - See Exhibit Index

         (b) Reports on Form 8-K - We did not file a report on Form 8-K during the six months ended December 31, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PARLEX CORPORATION





                                       By: /s/ Peter J. Murphy
                                          -------------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive Officer







                                       By: /s/ Robert A. Reith
                                          -------------------------------------
                                           Robert A. Rieth
                                           Senior Vice President & CFO
                                    (Principal Accounting and Financial Officer)





                                          FEBRUARY 20, 2001
                                          -----------------
                                               Date

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION OF EXHIBIT                                        PAGE
-------          ----------------------                                        ----
 11              Statement Regarding Computation of Per Share Earnings          20