Form 10-Q
period 2001-04-01
PARLEX CORP
filed 2001-05-16
CIK 724988

===========================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the Quarter Ended April 1, 2001      Commission File 0-12942
       -----------------------------------      -----------------------

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in its Charter)

         Massachusetts                                  04-2464749
         -------------                                  ----------
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

      The number of shares of the Registrant's Common Stock, par value $.10 per share, outstanding at May 7, 2001 was 6,303,216 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----


Part I - Financial Information                                     Page
                                                                   ----

Item 1. Consolidated Unaudited Financial Statements:

Consolidated Balance Sheets - April 1, 2001 and June 30, 2000        3

Consolidated Statements of Operations - For the Three Months
 and Nine Months ended April 1, 2001 and March 26, 2000              4

Consolidated Statements of Cash Flows - For the Nine Months
 Ended April 1, 2001 and March 26, 2000                              5

Notes to Unaudited Consolidated Financial Statements                 6

Management's Discussion and Analysis of Financial Condition
 And Results of Operations                                          10

Part II - Other Information                                         17

Signatures                                                          18

Exhibit Index                                                       19

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       April 1, 2001 and June 30, 2000
                                 (Unaudited)


                                                                     April 1, 2001     June 30, 2000
                                                                     -------------     -------------

ASSETS
Current assets:
  Cash and cash equivalents                                          $  3,816,196      $ 11,949,858
  Short-term investments                                                5,373,994                 -
  Accounts receivable - net                                            19,974,225        19,167,016
  Inventories                                                          22,442,322        21,148,660
  Refundable income taxes                                               2,065,277                 -
  Deferred income taxes                                                 1,079,073         1,079,073
  Other current assets                                                  2,374,408         2,781,661
                                                                     ------------------------------

      Total current assets                                             57,125,495        56,126,268
                                                                     ------------------------------

Property, plant and equipment:
  Land                                                                  1,018,822           893,865
  Buildings                                                            21,784,805        20,240,949
  Machinery and equipment                                              55,516,689        50,457,494
  Leasehold improvements and other                                      7,036,390         5,746,720
  Construction in progress                                              4,044,707         5,003,002
                                                                     ------------------------------

      Total                                                            89,401,413        82,342,030

  Less accumulated depreciation and amortization                      (32,821,003)      (28,114,968)
                                                                     ------------------------------

      Property, plant and equipment - net                              56,580,410        54,227,062
                                                                     ------------------------------

Goodwill - net                                                          1,031,705         4,447,358

Other assets                                                              390,813           539,950
                                                                     ------------------------------

Total                                                                $115,128,423      $115,340,638
                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                  $  9,415,700      $    657,524
  Accounts payable                                                     11,023,420        11,292,256
  Accrued liabilities                                                   4,483,637         4,599,549
                                                                     ------------------------------
      Total current liabilities                                        24,922,757        16,549,329
                                                                     ------------------------------

Long-term debt                                                            178,766         1,185,386
                                                                     ------------------------------

Other noncurrent liabilities                                            2,798,664         5,932,931
                                                                     ------------------------------

Minority interest in Parlex (Shanghai)                                  4,283,981         3,883,416
                                                                     ------------------------------

Stockholders' equity
  Preferred stock                                                               -                 -
  Common stock                                                            651,321           648,588
  Additional paid-in capital                                           60,825,502        60,678,009
  Retained earnings                                                    22,715,509        27,623,632
  Accumulated other comprehensive income                                 (210,452)         (123,028)
  Less treasury stock, at cost - 210,000 shares in 2000 and 1999       (1,037,625)       (1,037,625)
                                                                     ------------------------------

      Total stockholders' equity                                       82,944,255        87,789,576
                                                                     ------------------------------

TOTAL                                                                $115,128,423      $115,340,638
                                                                     ==============================


See notes to unaudited consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                   --------------------------------     --------------------------------
                                                   April 1, 2001     March 26, 2000     April 1, 2001     March 26, 2000
                                                   -------------     --------------     -------------     --------------

Product sales                                       $24,873,679       $24,716,151        $81,396,554       $68,677,279
License fees and royalty income                          15,283           555,000            182,051         1,343,508
                                                    ------------------------------------------------------------------

      Total revenues                                 24,888,962        25,271,151         81,578,605        70,020,787
                                                    ------------------------------------------------------------------

Costs and Expenses:
  Cost of products sold                              24,904,023        18,905,358         74,423,899        53,171,319
  Selling, general and administrative expenses        4,168,874         3,129,444         12,596,214         8,761,719
                                                    ------------------------------------------------------------------

      Operating costs and expenses                   29,072,897        22,034,802         87,020,113        61,933,038
                                                    ------------------------------------------------------------------

Operating (loss) income                              (4,183,935)        3,236,349         (5,441,508)        8,087,749

Other income (expense)                                  218,178          (150,529)           479,313             5,224

Interest expense                                       (180,275)         (214,821)          (299,887)         (368,490)
                                                    ------------------------------------------------------------------

(Loss) income before benefit from (provision
 for) income taxes and minority interest             (4,146,032)        2,870,999         (5,262,082)        7,724,483

Benefit from (provision for) income taxes               517,550          (781,987)           707,550        (2,175,000)
                                                    ------------------------------------------------------------------

(Loss) income before minority interest               (3,628,482)        2,089,012         (4,554,532)        5,549,483

Minority interest                                        78,337          (384,886)          (397,019)         (949,197)
                                                    ------------------------------------------------------------------

Net (loss) income                                   $(3,550,145)      $ 1,704,126        $(4,951,551)      $ 4,600,286
                                                    ==================================================================

  Basic (loss) earnings per share                        ($0.56)            $0.35             ($0.79)            $0.96
                                                    ==================================================================
  Diluted (loss) earnings per share                      ($0.56)            $0.34             ($0.79)            $0.94
                                                    ==================================================================

Weighted average shares - basic                       6,294,818         4,812,936          6,284,503         4,805,473
                                                    ==================================================================
Weighted average shares - diluted                     6,294,818         4,938,776          6,284,503         4,883,645
                                                    ==================================================================


See notes to unaudited consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                           Nine Months Ended
                                                                    --------------------------------
                                                                    April 1, 2001     March 26, 2000
                                                                    -------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                 $ (4,951,551)      $  4,600,286
                                                                    -------------------------------

  Adjustments to reconcile net (loss) income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                        4,971,724          3,107,973
    Minority interest                                                    397,019            949,198
    Changes in current assets and liabilities:
      Accounts receivable - net                                         (807,209)        (2,619,170)
      Inventories                                                     (1,293,662)        (5,359,771)
      Refundable taxes                                                (2,065,277)           129,790
      Other assets                                                       532,524             30,278
      Accounts payable and accrued liabilities                          (532,446)         3,554,750
                                                                    -------------------------------
        Total adjustments                                              1,202,673           (206,952)
                                                                    -------------------------------
        Net cash (used for) provided by operating activities          (3,748,878)         4,393,334
                                                                    -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex subsidiary                                             -        (20,240,000)
  (Purchases) maturities of investments available for sale, net       (5,373,994)         1,606,351
  Additions to property, plant and equipment                          (6,825,149)        (7,094,256)
                                                                    -------------------------------
        Net cash used for investing activities                       (12,199,143)       (25,727,905)
                                                                    -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                            18,840,000         25,100,935
  Payment of bank loans                                              (11,088,444)        (2,921,437)
  Exercise of stock options                                              150,226            209,491
                                                                    -------------------------------
        Net cash provided by financing activities                      7,901,782         22,388,989
                                                                    -------------------------------
Effect of exchange rate changes on cash                                  (87,423)           (20,563)
                                                                    -------------------------------
Net (decrease) increase in cash and cash equivalents                  (8,133,662)         1,033,855
Cash and cash equivalents, beginning of year                          11,949,858          1,175,889
                                                                    -------------------------------
Cash and cash equivalents, end of period                            $  3,816,196       $  2,209,744
                                                                    ===============================

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS:

  Effect of tax election on Poly-Flex acquisition                   $  3,197,000       $          -
                                                                    ===============================

  Property, plant and equipment purchases financed through
   accounts payable                                                 $    210,431       $          -
                                                                    ===============================


See notes to unaudited consolidated financial statements.

                     PARLEX CORPORATION AND SUBSIDIARIES


            Notes to Unaudited Consolidated Financial Statements
            ----------------------------------------------------

1.    Management Statement
      --------------------

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of April 1, 2001 and the results of operations and cash flows for the three months and nine months ended April 1, 2001 and March 26, 2000. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

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

      This filing should be read in conjunction with our annual report on Form 10-K for the year ended June 30, 2000.


2.    Comprehensive (Loss) Income
      ---------------------------

      Comprehensive (loss) income for the three months and nine months ended April 1, 2001 and March 26, 2000 is as follows:


                                                              Three Months Ended                   Nine Months Ended
                                                       --------------------------------     --------------------------------
                                                       April 1, 2001     March 26, 2000     April 1, 2001     March 26, 2000
                                                       -------------     --------------     -------------     --------------

Net (loss) income                                      $(3,550,145)        $1,704,126       $(4,951,551)        $4,600,286

Other comprehensive (Loss) Income:
  Unrealized gain (loss) on short term investments          26,728                  -            48,724             (1,886)
  Cumulative translation adjustments                      (127,873)               513          (136,148)           (18,677)
                                                       -------------------------------------------------------------------

Total comprehensive (loss) income                      $(3,651,290)        $1,704,639       $(5,038,975)        $4,579,723
                                                       ===================================================================


      The accumulated other comprehensive (loss) income balance is as follows:


                             Unrealized gains
                               (losses) on           Cumulative Trans-
                          Short Term Investments     lation Adjustments       Total
                          ----------------------     ------------------       -----

Beginning balance                $     -                 $(123,028)         $(123,028)
Current period change             48,724                  (136,148)           (87,424)
                                 ----------------------------------------------------
Ending balance                   $48,724                 $(259,176)         $(210,452)
                                 ====================================================


3.    Poly-Flex Acquisition
      ---------------------

      On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investments, Inc. (together, "Cookson") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000.

      Poly-Flex is engaged in the manufacture of polymer thick film flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired was recorded as goodwill, a substantial portion of which was the result of differences in the estimated fair value and the tax basis of the assets acquired.

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

      The results of operations of Poly-Flex are included in the consolidated financial statements for the three and nine months ended April 1, 2001.


4.    Recent Accounting Pronouncements
      --------------------------------

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

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have determined that there will be no material effect of adopting SAB No. 101 on our consolidated financial position and our results of operations.


5.    Reclassifications
      -----------------

      Certain prior period amounts have been reclassified to conform to the current period presentation.


6.    Stockholder's Equity
      --------------------

      On August 30, 2000, a Special Meeting of Stockholders approved an amendment to our Restated Articles of Organization increasing the number of authorized shares of Common Stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares.


7.    Debt Classification
      -------------------

      On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. No further advances of principal will be made under this Credit Agreement after December 31, 2001. On January 1, 2002, the Credit Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period ending on September 30, 2005. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (8.0% at April 1, 2001) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Credit Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of April 1, 2001, the unused commitment amounted to $7.3 million. The Credit Agreement has certain restrictive covenants related to tangible net worth, current ratio, working capital, debt service coverage ratio, and the ratio of total liabilities to equity. As of April 1, 2001, we were in compliance with the provisions of the Credit Agreement with the exception of the debt service coverage ratio. As a result the amounts due under the Credit Agreement have been classified as short term debt. We are in the process of renegotiating the terms of the Credit Agreement and anticipate adjusting certain financial covenants so that we maintain compliance in the future. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

8.    Income Taxes
      ------------

      Our effective tax rate is impacted by the proportion of our estimated annual income being earned in foreign tax jurisdictions which generally have lower tax rates than our domestic tax jurisdictions. Our China joint venture, Parlex Shanghai, is eligible for a 50% reduction in the statutory income tax rate of 15% through December 31, 2001.


9.    Stock Options
      -------------

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

      The exchange offer was not available to members of the Board of Directors or executive officers.

      The original options, for approximately 45,000 shares, were granted in February and March of 2000 under our 1989 Employees' Stock Option Plan and have exercise prices ranging from $35.375 to $36.00. Due to the decline in the market price of our common stock, the Board of Directors determined that these options were no longer adequate to provide satisfactory incentive for the retentive value needed in today's employment market. All eligible employees have accepted the offer to forfeit their original options.

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

Overview
--------

      We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $33.2 million in property and equipment and approximately $11.1 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

Recent Acquisitions
-------------------

      On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits, Limited (collectively "Poly-Flex") from Cookson Group plc and Cookson Investments, Inc. (together, "Cookson") pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000.

      Poly-Flex is engaged in the manufacture of polymer thick film flexible circuits and flexible interconnect assemblies. The acquisition was accounted for using the purchase method of accounting. The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the date of acquisition. Approximately $3.7 million representing an allocation of purchase price over the estimated fair value of net assets acquired was recorded as goodwill, a substantial portion of which was the result of differences in the estimated fair value and the tax basis of the assets acquired.

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

      The results of operations of Poly-Flex are included in the consolidated financial statements for the three and nine months ended April 1, 2001.

Results of Operations
---------------------

      The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                               Three Months Ended                   Nine Months Ended
                                                        --------------------------------     --------------------------------
                                                        April 1, 2001     March 26, 2000     April 1, 2001     March 26, 2000
                                                        -------------     --------------     -------------     --------------

Total revenues                                             100.0%             100.0%            100.0%             100.0%
Cost of products sold                                      100.1%              74.8%             91.2%              75.9%
                                                           -------------------------------------------------------------

Gross Profit                                                -0.1%              25.2%              8.8%              24.1%
Selling, general and administrative expenses                16.7%              12.4%             15.4%              12.5%
                                                           -------------------------------------------------------------

Operating (loss) income                                    -16.8%              12.8%             -6.6%              11.6%
Income (loss) from operations before benefit from
 (provision for) income taxes and minority interest        -16.7%              11.4%             -6.5%              11.0%
Net (loss) income                                          -14.3%               6.7%             -6.1%               6.6%
                                                           =============================================================


Three Months Ended April 1, 2001 Compared to Three Months Ended March 26, 2000
------------------------------------------------------------------------------

      Total Revenues. Our total revenues were $24.9 million for the three months ended April 1, 2001 compared to $25.3 million for the three months ended March 26, 2000. We recorded increases in revenue from product sales from all of our manufacturing operations with the exception of our Methuen, Massachusetts, Parlex Shanghai and PAPL operations.

      The Methuen operation experienced a reduction in product sales of $4.8 million or 37% for the three months ended April 1, 2001 compared to the same period in 2000. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases from customers in the telecommunications industry as a result of excess inventory held by these customers. While sales to these customers are expected to increase, there is no assurance that sales will not fluctuate in the future nor are we able to predict the time frame within which there will be renewed sales due to the economic uncertainty in the telecommunications industry. The Parlex Shanghai and PAPL operations experienced a reduction in product sales of $861,000 for the three months ended April 1, 2001 compared to the same period in 2000 due to a decline in demand for our computer and telecommunications related products. The decline in product sales from the Methuen, Parlex Shanghai and PAPL operations was offset by the inclusion of revenues of $5.9 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other operations.

      Total revenues included licensing and royalty fees of $15,283 for the three months ended April 1, 2001 compared to $555,000 for the same period in 2000. The $555,000 generated from licensing and royalty fees for the quarter ending March 26, 2000 was related to our $1.3 million patent assignment agreement with Polyclad Laminates, Inc. The final installment of the Polyclad agreement was recognized in the quarter ended October 1, 2000.

      Cost of Products Sold. Cost of products sold were $24.9 million, or 100% of total revenues, for the three months ended April 1, 2001, compared to $18.9 million, or 75% of total revenues for the comparable period in the prior year.

      The quarter ending April 1, 2001 includes a $1.7 million charge for severance and inventory reserves associated with the slowdown in the technology markets. In addition, the Methuen operation experienced unfavorable manufacturing variances of $3.6 million or 14% of total revenues as compared to the same period last year. The manufacturing variances are due to excess manufacturing capacity associated with a 37% decrease in product sales for the three months ending April 1, 2001. To counteract the excess manufacturing capacity, we have initiated actions to reduce personnel and other manufacturing expenses. Although these cost reduction measures are expected to reduce the percentage of costs of products sold for the Methuen operation, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments. The increase in the cost of products sold in 2001 also includes costs incurred from our Poly-Flex operation, which was acquired in March 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.2 million, or 17% of total revenues, for the three months ended April 1, 2001, and $3.1 million or 12% of total revenues for the comparable period in the prior year. The growth in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation, which was $758,000 for the three months ending April 1, 2001 and a charge of $400,000 for severance and bad debt allowance associated with the slowdown in our technology markets. To compensate for the increase in expenses, we have initiated actions to reduce personnel and other selling, general and administrative expenses.

      Other Income, Interest Expense, and Benefit from (Provision for) Income Taxes. Other income in the current quarter of $218,000 consisted of interest income from our short-term investments and $110,000 received relative to the settlement of legal claims associated with our Methuen building addition. As of April 1, 2001 we had short-term investments of $5.4 million. Other expense for the comparable period in the prior year was $151,000.

      Interest expense was $180,000 for the three months ended April 1, 2001, compared to $215,000 for the comparable period in the prior year. The interest expense for both periods represents interest incurred on our short and long-term borrowings for working capital needs and interest expense associated with deferred compensation.

      Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $4.1 million for the three months ended April 1, 2001, compared to income of $2.9 million for the comparable period in the prior year. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately 13% in the three months ended April 1, 2001, compared to a 27% effective tax rate for the comparable period in the prior year. The decrease in the effective tax rate resulted from losses in our domestic tax jurisdictions and a greater proportion of our estimated annual income being earned in foreign tax jurisdictions which generally have lower tax rates than our domestic tax jurisdictions.

      Our loss after benefit from income taxes and for the minority interest in Parlex Shanghai was $3.6 million for the three months ended April 1, 2001, compared to income of $1.7 million for the three months ended March 26, 2000.

Nine months ended April 1, 2001 Compared to Nine months ended March 26, 2000
----------------------------------------------------------------------------

      Total Revenues. Our total revenues were $81.6 million for the nine months ended April 1, 2001, an increase of $12 million or 17% from $70.0 million for the nine months ended March 26, 2000. We recorded increases in revenue from product sales across all manufacturing locations with the exception of our Methuen, Massachusetts operation.

      The Methuen operation experienced a reduction in product sales of $10.4 million or 27% for the nine months ended April 1, 2001 compared to the same period in 2000. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases from customers in the telecommunications industry as a result of excess inventory held by these customers. While sales to these customers are expected to increase, there is no assurance that sales will not fluctuate in the future nor are we able to predict the time frame within which there will be renewed sales due to economic uncertainty in the telecommunications industry. The decline in product sales from the Methuen operation was offset by the inclusion of revenues of $17.1 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other operations.

      Total revenues included licensing and royalty fees of $182,000 for the nine months ended April 1, 2001, of which $105,000 was the recognition of the final installment of our patent assignment agreement with Polyclad Laminates, Inc. Total revenues for the nine months ending March 26, 2000 included licensing and royalty fees of $1,344,000 from Polyclad Laminates, Inc.

      Cost of Products Sold. Cost of products sold were $74.4 million, or 91% of total revenues, for the nine months ended April 1, 2001, compared to $53.2 million, or 76% of total revenues for the comparable period in the prior year.

      The nine months ending April 1, 2000 includes a $1.7 million charge for severance and other reserves associated with the slowdown in our technology markets. In addition, the Methuen operation experienced unfavorable manufacturing variances of $7.8 million or 10% of total revenues as compared to the same period last year. The manufacturing variances are due to excess manufacturing capacity associated with a 27% decrease in product sales for the nine months ending April 1, 2001. To counteract the excess manufacturing capacity, we have initiated actions to reduce personnel and other manufacturing expenses. Although these cost reduction measures are expected to reduce the percentage of costs of products sold for the Methuen operation, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments. The increase in the cost of products sold in 2001 also includes costs incurred from our Poly-Flex operation which was acquired in March 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.6 million, or 15% of total revenues, for the nine months ended April 1, 2001, and $8.8 million for the comparable period in the prior year, or 13% of total revenues for that period. The growth in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation, which was $2.5 million for the nine months ending April 1, 2001 and a charge of $400,000 for severance and bad debt allowance associated with the slowdown in our technology markets. To compensate for the increase in expenses, we have initiated actions to reduce personnel and other selling, general and administrative expenses.

      Other Income, Interest Expense, and Benefit from (Provision for) Income Taxes. Other income of $479,000 for the nine months ended April 1, 2001 was comprised of interest income from our short-term investments and $110,000 received relative to the settlement of legal claims associated with our Methuen building addition. As of April 1, 2001, we had short-term investments of $5.4 million.

      Interest expense was $300,000 for the nine months ended April 1, 2001, compared to $368,000 for the comparable period in the prior year. The interest expense for both periods represents interest incurred on our short and long-term borrowings for working capital needs and interest expense associated with deferred compensation.

      Our loss before benefit from income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $5.3 million for the nine months ended April 1, 2001, compared to income of $7.7 million for the nine months ended March 26, 2000. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately 13% in the nine months ended April 1, 2001, compared to a 28% effective tax rate for the comparable period in the prior year. The decrease in the effective tax rate resulted from losses in our domestic tax jurisdictions and a greater proportion of our estimated annual income being earned in foreign tax jurisdictions, which generally have lower tax rates than our domestic tax jurisdictions.

      Our loss after provision for income taxes and for the minority interest in Parlex Shanghai was $4.9 million for the nine months ended April 1, 2001, compared to income of $4.6 million for the nine months ended March 26, 2000.

Liquidity and Capital Resources
-------------------------------

      As of April 1, 2001, we had approximately $9.2 million in cash and short-term investments.

      Net cash used in operations during the nine months ended April 1, 2001 was $3.7 million. This cash was used to support our working capital requirements including the purchase of inventory and receivables associated with sales growth at our Poly-Flex, Laminated Cable and China operations. Cash used in investing activities was $12.2 million for the nine months ended April 1, 2001. These funds were used to purchase $5.4 million of higher-yielding investment grade corporate and United States Government debt securities and $6.8 million of capital equipment and other expenditures.
Cash provided by financing activities was $7.9 million for the nine months ended April 1, 2001 and represented the net borrowings and repayments of our bank debt and cash received through the exercise of stock options.

      On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. No further advances of principal will be made under this Credit Agreement after December 31, 2001. On January 1, 2002, the Credit Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period ending on September 30, 2005. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (8.0% at April 1, 2001) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Credit Agreement carries an annual commitment fee of 1/4% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of April 1, 2001, the unused commitment amounted to $7.3 million. The Credit Agreement has certain restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. As of April 1, 2001, we were in compliance with the provisions of the Credit Agreement with the exception of the debt service ratio. As a result the amounts due under the Credit Agreement have been classified as short term debt. In view of our strong long term working relationship with our bank and the current market conditions, we are in the process of renegotiating the terms of the Credit Agreement and anticipate adjusting certain financial covenants so that we maintain compliance in the future. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

      On May 4, 2001 we elected, as provided for under our Revolving Credit Agreement, to convert $7 million of our revolver borrowings into three LIBOR contracts with maturities of two, three and six months. The LIBOR interest rate plus margin for these contracts varies between 5.75% and 5.867%.

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

      We believe that our cash on hand, our short term investments, our anticipated cash flow from operations, and the amounts to be made available under our Credit Agreement should be sufficient to meet our anticipated needs for at least the next 12 months.

Recent Accounting Pronouncements
--------------------------------

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

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The implementation date of SAB No. 101 has been delayed until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We have determined that there will be no material effect of adopting SAB No. 101 on our consolidated financial position and our results of operations.

Market Risk
-----------

      The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      As of April 1, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with varying maturities up to 18 months. These financial instruments are subject to interest rate risk and will change in value if interest rates fluctuate. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

      We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. As of April 1, 2001, we owe approximately $7.7 million. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

      The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

      Sales of Parlex Shanghai and Poly-Flex Circuits Limited are often denominated in their local currency, which is each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of April 1, 2001 of approximately $8.6 million. Poly-Flex Circuits Limited had net assets as of April 1, 2001 of approximately $7.0 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of April 1, 2001, Parlex Shanghai had outstanding debt of $1,491,000 and Poly-Flex Circuits Limited had no outstanding debt.

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



Item 1 - 5.  These items are not applicable


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits - See Exhibit Index

       (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended April 1, 2001.

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



                                       PARLEX CORPORATION
                                       ------------------



                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                           Officer




                                       By: /s/ Robert A. Rieth
                                           --------------------------------
                                           Robert A. Rieth
                                           Senior Vice President & CFO
                                           (Principal Accounting and
                                           Financial Officer)




                                       May 16, 2001
                                       ------------
                                       Date

                                EXHIBIT INDEX



EXHIBIT     DESCRIPTION OF EXHIBIT                                    PAGE
-------     ----------------------                                    ----

  11        Statement Regarding Computation of Per Share Earnings      20
