Form 10-K
period 2001-06-30
PARLEX CORP
filed 2001-09-28
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     __________________________________

                                  FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 2001

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                     __________________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION

                    Massachusetts                   04-2464749
               (State of incorporation)            (I.R.S. ID)

               One Parlex Place, Methuen, Massachusetts 01844

                                978-685-4341

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of September 18, 2001 was $72,486,984.
The number of shares outstanding of the registrant's common stock as of September 18, 2001 was 6,303,216 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the definitive proxy statement to be filed with the Commission within 120 days after the close of the fiscal year.

===========================================================================

                         FORWARD-LOOKING STATEMENTS

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

                                   PART I

Item 1. Business
----------------

                                  Overview

      We are a leading provider of flexible interconnect solutions to the automotive, telecommunications and networking, diversified electronics, aerospace, home appliance, computer markets and radio frequency identification (RFID) and smart cards. Our product offerings, which we believe are the broadest of any company in the flexible interconnect industry, include flexible circuits, laminated cable, flexible interconnect hybrid circuits, and flexible interconnect assemblies.

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

      We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers, or OEMs, in our target markets, including Hewlett-Packard, Honeywell, Motorola, Nortel Networks, Siemens, and Whirlpool. We have a global presence and operate seven manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 12 of our financial statements and is incorporated herewith by reference.

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

Industry Background

      Over the past two decades, electronic systems have become smaller, lighter and more complex, while demands for increased performance at lower costs have increased dramatically. The demand for more portable electronic packaging has also increased. As two-dimensional rigid printed circuit boards, a conventional form of electronic interconnect packaging, limit the options available to design engineers, the demand for three-dimensional, flexible interconnect solutions has increased. In addition to their improved packaging and performance characteristics, they offer superior heat dissipation characteristics compared to rigid circuits, making flexible interconnects attractive for use in advanced, high-speed electronics. The IPC, an international trade organization, estimates that worldwide sales of flexible circuits alone in 2000 were approximately $3.9 billion.

      Flexible interconnects provide electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible interconnects offer several advantages over rigid printed circuit boards and ceramic hybrid circuits, particularly for small, complex electronic systems:

* Their ability to physically bend or flex and their three-dimensional shape permit them to accommodate packaging contours and motion in a manner that traditional two-dimensional rigid printed circuit boards cannot;

* They provide improved heat dissipation and signal integrity as compared to printed circuit boards; and

* They permit the use of substrates for component attachment, as well as connectors, cables and other interconnection devices, with reduced size, weight and expense.

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

      Once the design is completed, we apply our experience with innovative materials and manufacturing processes to produce a flexible interconnect solution that meets our customer's functionality and cost objectives. We have developed materials and processes that provide customers improved performance at a lower production cost. In addition, we provide a dedicated quick-turn capability for producing prototype flexible interconnects and supporting our customers' needs for limited quantities of flexible interconnects on short notice. We believe that we are one of the few volume manufacturers of flexible interconnects to offer this valuable service in a dedicated facility. When customers come to us for prototype development of a flexible interconnect, we believe that we enjoy a competitive advantage in pursuing the subsequent volume production of that flexible interconnect. Over the past several years we have gained substantial experience in producing products in high volume, and we believe this expertise is a key factor in our ability to provide customers with cost-effective, flexible interconnect solutions.

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

Our Strategy

      Our objective is to be the flexible interconnect supplier of choice for customers in our target markets. Our strategy to achieve this objective includes the following key elements:

Develop Innovative Processes and Materials

      We believe that our ability to develop innovative processes and materials enhances our opportunity for growth within our target markets. We intend to continue to focus our development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable us to produce, at reduced cycle times, cost-effective flexible interconnects that are reliable and improve product performance. Our PALFlex(R), PALCoat(R), U-Flex(R), PALCore(R) HP, Polysolder(R) and AutoNet(TM) technologies are examples of some of our innovative materials and manufacturing processes.

Offer the Broadest Range of Products and Services in the Flexible
Interconnect Industry

      We offer product lines that service virtually all of our customers' flexible interconnect needs. We are not aware of another company in the flexible interconnect industry that provides a broader range of products and services. Our product line includes flexible and rigid-flexible circuits from one to 24 layers, laminated cable, flexible interconnect hybrid circuits, flexible interconnect assemblies and, with our recent Poly-Flex acquisition, surface mount assembly capabilities. We offer products using a variety of materials, including adhesiveless and adhesive-based polyimide, polyester, and polymer thick film technologies. This wide product range enables us to remain the flexible interconnect supplier of choice to our customers even when their functional requirements change. For example, when a major automotive customer increased the number of electronic signals required for performance beyond the capability of a double-sided circuit, our four layer PALCore(R) HP product met the customer's enhanced functionality and cost objectives. Conversely, another customer's design had the desired performance but was too costly in a highly competitive market. We redesigned this customer's flexible circuit to eliminate expensive shield layers by using HSI+(C), our patented high-speed screening process.

Develop Strategic Relationships with Key Customers

      We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex(R), PALCore(R), PALCore(R) HP, PALCoat(R), and HSI+(C) with the knowledge that successful development would result in immediate market acceptance.

Diversify Customer Base across Specific Markets

      We seek to serve a variety of markets to help mitigate the effects of economic cycles in any one industry. Our business units are aligned to specific market segments to better understand and service customers within particular industries. In addition, we believe our diversification among the major segments provides greater insight into emerging technological requirements. For example, we applied our proprietary knowledge of shielding and impedance control to gain a competitive advantage in the telecommunications and networking market.

Expand Global Presence

      We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and the east and west coasts of North America. In 1995 we established a joint venture in China, Parlex Shanghai, to serve the emerging flexible circuit market throughout Asia and to produce specific products more cost-effectively for North America's customers. In May 1998, we leased a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities. In April 1999, we purchased a facility in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. This facility also supports several customers who use Parlex Shanghai for high volume production. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. We have increased our distribution capabilities by establishing a presence in Singapore and France to serve key customers in Asia and Europe. In March 2000, we acquired Poly-Flex which has manufacturing facilities in Rhode Island and the United Kingdom. This acquisition positions us to further expand our sales presence in Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

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

Home Appliance

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

Radio Frequency Identification (RFID) and Smart Cards

      The emerging identification and tracking market is based upon next generation identification tags generating radio frequency signals which in some cases are attached to an antenna. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, ATM and credit cards, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. Market researchers have estimated that the compound annual growth rate for the shipments of RFID systems will be approximately 27% between 2000 and 2005. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications.

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

Flexible Circuits

      Flexible circuits, which consist of conductive patterns that are etched or printed onto flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, screening, photo imaging, etching, plating and finishing. Flexible circuits can be produced in single or multiple layers. We produce a wide range of flexible circuits including:

* Single-Sided Flexible Circuits, which have a conductive pattern only on one side. Single-sided flexible circuits are usually less costly and more flexible than double-sided flexible circuits. Through our proprietary high-speed interconnect screening technology, HSI+(C), which eliminates the need for a separate shield layer, we can produce single-sided flexible circuits that provide the same functionality as double-sided flexible circuits at a lower cost. We manufacture single-sided circuitry in both the United States and at Parlex Shanghai, where substantially all of our production to date has been single-sided.

* Double-Sided Flexible Circuits, which have conductive patterns or materials on both sides that are interconnected by a drilled and copper-plated hole. Double-sided flexible circuits can provide either more functionality than a single-sided flexible circuit by containing conductive patterns on both sides, or can provide greater shielding than a single-sided flexible circuit by having a conductive pattern on one side and a layer of shielding material on the other.

* Multilayer and Rigid-Flexible Circuits, which consist of layers of circuitry that are stacked and then laminated. These circuits are used where the complexity of the electronic design demands multiple layers of flexible circuitry. If some of the layers are rigid printed circuit board material, the product becomes a rigid-flexible circuit. We have manufactured these circuits with up to 40 layers in prototype programs and 24 layers in production.

* Polymer Thick Film Flexible Circuits, which are flexible circuits manufactured using a technology that uses a low-cost thick film polyester dielectric substrate and a silver screen-printed conductive pattern. These circuits are made with an additive process involving the high-speed screen printing of conductive traces utilizing internally developed ink systems. We are able to produce multilayer circuits using proprietary dielectric materials and double-sided circuits using proprietary printed through-hole technologies. Polymer thick film flexible circuits are used in low-cost, low-temperature, low-power interconnect applications.

Laminated Cable

      Laminated cable, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. We manufacture laminated cable in an efficient, proprietary roll process. Substantially all of the laminated cable that we produce uses flat wire. Approximately 95% of the laminated cable that we produce is insulated with polyester material, allowing for maximum flexibility, while the remainder is insulated with polyimide material for its enhanced performance at elevated temperatures. Our laminated cable is capable of handling both power (high current) and signal (low current).

      Improving the process by which laminated cable is manufactured can increase functionality and lower the cost of production. To this end, we have developed U-Flex(R), a proprietary technique that forms flat wire into a u-shape, followed by an injection molding process that enables the u-shaped end to function as a connector. This technique improves electrical performance and eliminates the need for a separate costly connector. We have also developed Pemacs(R) shielding, which adds a specially designed silver ink to laminated cable to meet stringent electronic shielding requirements without compromising flexibility.

Flexible Interconnect Hybrid Circuits

      In many cases, although a laminated cable is capable of carrying the necessary signals, etched circuitry is required for termination. For these applications we manufacture flexible interconnect hybrid circuits, which take advantage of the lower cost of laminated cable and the technology of flexible circuits by combining them into a single interconnect. On some products, we apply our HSI+(C) process to the flexible interconnect hybrid circuit in order to provide signal clarity and shielding.

Flexible Interconnect Assemblies

      Both flexible circuits and laminated cable can be converted into an electronic assembly by adding electronic components. This process can be as simple as adding a connector or as complex as attaching components such as capacitors, resistors or integrated circuits onto a flexible circuit using surface mount assembly. We attach surface mount components to both copper and polymer thick film circuits with either solder paste or our patented Polysolder(R) conductive adhesive. We can place a full range of electronic devices, from passive components to computing devices, on our flexible interconnects.

      The following table sets forth representative applications in which our products are used:


      Flexible Circuits
      -----------------

      Single-Sided                             Automotive Displays
                                               Batteries for Cell Phones
                                               Printers
                                               Personal Digital Assistants
                                               Data Storage

      Double-Sided                             Engine Control Units
                                               Laptop Computers
                                               Cellular Phones (Including Batteries)
                                               Engine Sensors
                                               Smart Cards

      Multilayer and Rigid-Flexible            Engine Control Units
                                               Computer Networks
                                               Network Switching Systems
                                               Aircraft Displays
                                               Automotive Transmission Systems

      Polymer Thick Film                       Business Phones
                                               Disposable Medical Devices
                                               Appliances
                                               Radio Frequency Identification

      Laminated Cable                          Postage Meters
      ---------------                          Automotive Sound Systems
                                               Notebook Computers
                                               Industrial Controls
                                               Electronic Scales

      Flexible Interconnect Hybrid Circuits    Total Vehicle Interconnection
                                               Printers
                                               Sensors
                                               Scanning Devices
                                               Night Vision Systems

      Flexible Interconnect Assemblies         Aircraft Identification Systems
                                               Sensors
                                               Scanning Devices
                                               Batteries for Portable Products
                                               Disk Drives
                                               Night Vision Systems
                                               Personal Computers

New Process and Material Technologies

      An important part of our strategy is development of new processes and materials for use in our products. Our proprietary processes and materials include:

      PALFlex(R) - PALFlex(R) is both an adhesiveless polyimide-based material and a manufacturing process that we believe provides superior performance at a lower cost than traditional copper-clad materials. PALFlex(R) provides additional cost benefits by allowing us to combine several material manufacturing steps with circuit manufacturing and eliminating several major process steps. We developed PALFlex(R) for high volume automotive applications and are now adapting it for use across a number of other product lines. Because PALFlex(R) is produced in roll form and the copper thickness can be controlled to tight tolerances, we believe that it may serve as the foundation for products in the emerging high density substrate market. We shipped our first product incorporating the current version of PALFlex(R) in fiscal 1998.

      PALCoat(R) - Working closely with a materials manufacturer and an equipment manufacturer we developed PALCoat(R), a new material for coating the outside of flexible circuits. PALCoat(R) has been designed to provide the electrical and physical characteristics required for a new generation of products but at a substantially lower cost than what is now commercially available. PALCoat(R) entered volume production in fiscal 1999.

      PALCore(R) HP - PALCore(R) HP is a low-cost multilayer flexible material that is designed to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits. We have received patents on our latest, more flexible version of PALCore(R)HP, which entered production in January 2000.

      Polysolder(R) - Polysolder(R) is both a patented lead-free, conductive adhesive used to attach electronic components onto flexible interconnects and a patented manufacturing process that enables the attachment of electronic devices onto substrates at low temperatures. Polysolder(R) has been used in the production of polymer thick film flexible circuit assemblies for several years. We plan to apply the Polysolder(R) process to etched flexible circuits and laminated cable. This technology will enable us to use polyester, instead of the more expensive polyimide, as a substrate in the production of these flexible interconnect assemblies.

      RFID Flip Chip Attachment Process - We have developed a low-cost process that we believe will be an enabling technology in the RFID market. Our high-speed flip chip attachment process is up to ten times faster at placing semiconductors on low-cost materials than conventional process alternatives. This process allows us to meet our customer's goals for cost and reliability. This process entered production in September 1999.

      AutoNet(TM) - AutoNet(TM) is a proprietary flexible interconnect designed specifically to meet the emerging needs of the automotive industry. As each generation of vehicles incorporates greater electronic content, interconnection becomes both more important and more difficult. AutoNet(TM) draws upon our flexible interconnect process and materials technology to provide a cost-effective interconnect for placement in the headliners, trunks and doors of automobiles. AutoNet(TM) is designed to replace traditional wire harnesses and is lighter, smaller, more reliable and provides shielding necessary to control the emission of electronic signals. We believe that the potential market for AutoNet(TM) is substantial and will develop over the next few years.

Our Customers

      Our customers are a diverse group of OEMs that serve a variety of industries. Our largest 20 customers based on sales accounted for approximately 63% of total revenues in fiscal 1999, 60% in fiscal 2000, and 55% in fiscal 2001. Our major end-customers include: Dell Computer, Delphi, General Dynamics, Hewlett-Packard, Honeywell, Lexmark, Motorola, Nortel Networks, Pitney Bowes, Siemens, Symbol Technologies, Visteon, and Whirlpool.

Sales and Customer Service

      Our sales and customer service organizations are structured to take advantage of the following markets: automotive, telecommunications and networking, diversified electronics, aerospace and computer. Our sales managers focus on a specific industry and develop targeted customers within that industry. Our sales managers draw upon the expertise of our engineering staff as an integral part of the sales process, and upon customer service representatives to support their customers' day-to-day requirements. Sales managers coordinate the efforts of a network of 23 independent manufacturers' representative organizations worldwide. In fiscal 2001, manufacturers' representative organizations accounted for approximately 44% of total revenues.

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

      To complement the independent manufacturers' representative organizations with which we work, we have a direct sales and customer support office in the Detroit, Michigan area. Through this office we provide applications engineering, logistical support and coordination of activities with our customers. We expect to open additional sales and customer support offices, as necessary, in the U.S. and Europe. We have agreements with distribution companies in Singapore and France to provide forward stocking and inventory coordination for regional customers. These relationships enable us to provide customers with service comparable to that of a local provider.

      Under the terms of our Chinese joint venture agreement, Parlex Shanghai has agreed that it will sell its products outside China only through our subsidiary, Parlex Asia Pacific Ltd. In turn, we have agreed that we will sell flexible circuits in China only through the joint venture, Parlex Shanghai.

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

      Our computer-aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The manufacturing process varies a great deal from product to product. Although there is no standard process, significant elements of production are highlighted below:


                                  Polymer Thick Film
Etched Flexible Circuit            Flexible Circuit            Laminated Cable
-----------------------           ------------------           ---------------

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

      In fiscal 1999, we added 60,000 square feet to our Methuen, Massachusetts facility, 12,000 square feet to our Salem, New Hampshire facility and 10,000 square feet to our Shanghai, China facility. Additionally, we purchased over $7 million of new equipment in fiscal 2001. Our acquisitions of Dynaflex in fiscal 1999 and Poly-Flex in fiscal 2000 gave us a full complement of flexible circuit manufacturing equipment and an additional 19,000 and 95,500 square feet of facility capacity, respectively. In fiscal 2001, we added capacity in Shanghai of 52,000 square feet and relocated our Dynaflex operations to a more efficient 16,800 square foot facility. We believe that we now have sufficient capacity to meet forecast demand in the U.S. operations for the next several years.

      Six of our manufacturing facilities are certified to the international standard ISO 9001 or ISO 9002 and to the automotive standard QS 9000.

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

Intellectual Property

      We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 22 patents issued, and have 21 patent applications pending, in the United States and have several corresponding foreign patent applications pending. We have obtained federal trademark registrations for PALFlex(R), PALCore(R), U-Flex(R), PALCoat(R) and Polysolder(R), and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

      Under the terms of our Chinese joint venture agreement, we transferred specified technology to Parlex Shanghai and have agreed to provide it with additional technology and expertise as the joint venture's capabilities and markets develop. PALFlex(R) is excluded from the arrangement.

      In January 2000, we sold two U.S. patents for PALCore(R), a low-cost multilayer material, to Polyclad Laminates, Inc., a subsidiary of Cookson Electronics, for approximately $1.3 million. We had previously licensed PALCore(R) to Isola Laminate Systems Corp. (f/k/a Allied Signal Laminate Systems) and will transfer royalties received in connection with the license to Polyclad Laminates, Inc. as part of the sale. We have retained a perpetual, royalty-free, non-exclusive license to use the PALCore(R) material in our products. We also hold a patent, which we have not licensed to anyone, which covers the process of using PALCore(R) in the production of flexible interconnects.

Environmental Regulations

      Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in fiscal 2001. We estimate that capital expenditures in fiscal 2001 and 2002 associated with environmental compliance will be $444,000.

Employees

      As of June 30, 2001, we employed approximately 767 people in the United States. Of these employees, 720 were direct employees of Parlex and 47 worked for interim staffing agencies. In addition, we employed approximately 153 people in Mexico, approximately 124 people in the United Kingdom and Parlex Shanghai employed approximately 696 people in China. We are not party to any collective bargaining agreement and we believe our relations with our employees are good.

Item 2. Properties
------------------

                                 Facilities

Our facilities at June 30, 2001 are:


                           Approximate
Location                   Square Feet    Leased/Owned              Description
--------                   -----------    ------------              -----------

Methuen, Massachusetts       185,000      Owned                     Corporate headquarters, product
                                                                    and process development and
                                                                    flexible circuit manufacturing

Cranston, Rhode Island        55,500      Owned                     Polymer thick film and surface
                                                                    mount assembly operations

Salem, New Hampshire          46,000      Leased (lease expires     Laminated cable manufacturing
                                          in June 2007)

Newport, Isle of Wight,       40,000      Leased (lease expires     Polymer thick film and surface
United Kingdom                            in November 2009)         mount assembly operations

Shanghai, China               55,000      Leased (lease expires     Single- and double-sided
                                          in August 2004)           flexible circuit manufacturing

Shanghai, China               34,000      Leased (month-to-month)   Single- and double-sided
                                                                    flexible circuit manufacturing

Empalme, Sonora, Mexico       38,000      Leased (lease expires     Finishing and assembly operations
                                          in January 2005)

San Jose, California          16,800      Leased (lease expires     Prototype and quick-turn operations
                                          in December 2008)

Item 3. Legal Proceedings
-------------------------

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

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

(a)   PRICE RANGE OF COMMON STOCK

      Our common stock is quoted on the Nasdaq National Market under the symbol "PRLX." The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported on the Nasdaq National Market.


                                        High      Low
                                        ----      ---

Fiscal Year Ended June 30, 2001
First Quarter                          $44.75    $15.00
Second Quarter                         $17.19    $11.75
Third Quarter                          $13.38    $ 9.50
Fourth Quarter                         $13.61    $ 8.91
Fiscal Year Ended June 30, 2000
First Quarter                          $19.50    $12.88
Second Quarter                         $28.69    $14.13
Third Quarter                          $38.81    $20.88
Fourth Quarter                         $46.13    $19.00

      On June 30, 2001, the closing sale price of our common stock as reported on the Nasdaq National Market was $9.87 per share and there were 98 holders of record of our common stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------


                                                                  Fiscal Year Ended June 30,
                                               -------------------------------------------------------------
                                                 2001         2000(a)       1999(b)      1998         1997
                                                 ----         -------       -------      ----         ----
                                                            (in thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenues                                 $103,620      $101,839      $67,047      $60,275      $55,087
Cost of products sold                            97,460        76,614       52,785       47,304       44,137
                                               --------      --------      -------      -------      -------
Gross profit                                      6,160        25,225       14,262       12,971       10,950
Selling, general and administrative expenses     17,706        14,097        9,715        8,272        7,288
                                               --------      --------      -------      -------      -------

Operating (loss) income                         (11,546)       11,128        4,547        4,699        3,662
(Loss) income from operations before income
 taxes and minority interest                    (11,517)       10,473        4,681        5,130        3,381
Net (loss) income                              $ (6,199)     $  6,335      $ 3,020      $ 3,157      $ 2,120
                                               ========      ========      =======      =======      =======

Net (loss) income per share:
  Basic                                        $  (0.99)     $   1.31      $  0.65      $  0.73      $  0.59
                                               ========      ========      =======      =======      =======
  Diluted                                      $  (0.99)     $   1.28      $  0.63      $  0.71      $  0.57
                                               ========      ========      =======      =======      =======

Weighted average shares outstanding:
  Basic                                           6,289         4,842        4,662        4,296        3,569
  Diluted                                         6,289         4,940        4,771        4,466        3,715


                                                                  Fiscal Year Ended June 30,
                                               -------------------------------------------------------------
                                                 2001         2000(a)       1999(b)      1998         1997
                                                 ----         -------       -------      ----         ----
                                                            (in thousands, except per share data)

Consolidated Balance Sheet Data:
Working capital                                $ 31,016      $ 38,752      $18,762      $26,286      $ 9,592
Total assets                                    110,864       115,341       63,521       56,181       32,234
Current portion of long-term debt                10,710         1,483          619          432        1,000
Long-term debt, less current portion                119           360        1,632        1,166        2,500
Stockholders' equity                             81,351        87,790       45,333       41,591       17,788

(a)   Includes Poly-Flex beginning March 1, 2000

(b)   Includes Dynaflex beginning April 30, 1999.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND
--------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Overview

      We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace, home appliance, and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $31.9 million in property, plant and equipment and approximately $14.9 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet increased customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

      We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. We own 50.1% of the equity interest in Parlex Shanghai. Accordingly, Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of the automotive related products utilizing our PalFlex(r) technology from our Methuen, Massachusetts operations to Parlex (Shanghai) Interconnect Products Co., Ltd. ("PSIP"), a wholly owned subsidiary of PAPL. We are currently negotiating an agreement to purchase the interests in our Chinese joint venture, Parlex Shanghai, owned by the two partners who hold minority interests. We are also engaged in discussions with a potential strategic partner to enter into a joint venture with us relative to our Asian operations.

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

      On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited (collectively "Poly-Flex"), wholly-owned subsidiaries of Cookson Group plc, for a purchase price, including acquisition costs, of approximately $19.7 million. This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                  Fiscal Year Ended June 30,
                                                ------------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----

Total revenues                                  100.0%      100.0%      100.0%
Cost of products sold                            94.1%       75.2%       78.7%
Gross profit                                      5.9%       24.8%       21.3%
Selling, general and administrative expenses     17.1%       13.8%       14.5%
Operating (loss) income                         (11.1%)      10.9%        6.8%
(Loss) income from operations before income
 taxes and minority interest                    (11.1%)      10.3%        7.0%
Net (loss) income                                (6.0%)       6.2%        4.5%

Comparison of years ended June 30, 2001, 2000, and 1999

      Total Revenues. Total revenues for fiscal 2001 were $103.6 million, an increase of 2% from $101.8 million reported in fiscal 2000. Revenues were generated primarily from product sales, which grew in each of our principal product lines, flexible circuits and laminated cable.

      Our Methuen operation experienced a reduction in product sales of $16.8 million or 31% for fiscal 2001 compared to the same period in fiscal 2000. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases from customers in the telecommunications industry as a result of excess inventory held by these customers. While sales to these customers are expected to improve, there is no assurance that sales will not fluctuate in the future nor are we able to predict the time frame within which there will be renewed sales due to the economic uncertainty in the telecommunications industry. The decline in product sales from our Methuen operation was offset by the inclusion of additional revenues of $15.6 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other operations of $4.7 million.

      In fiscal 2000, total revenues were $101.8 million, an increase of 52% from $67.0 million reported in fiscal 1999. Revenues were generated primarily from product sales. Revenues grew in each of our principal product lines-flexible circuits and laminated cable. Sales were strong in all markets, with the largest growth coming from the telecommunications and networking sector. Our revenues for fiscal 2000 also included Poly-Flex's shipments, following our acquisition of Poly-Flex on March 1, 2000.

      Total revenues included licensing and royalty fees of approximately $194,000 for fiscal 2001, $1,887,000 for fiscal 2000 and $674,000 in fiscal
1999. Licensing and royalty fees for fiscal 2000 included amounts related to our $1.3 million patent assignment agreement with Polyclad Laminates, Inc. The final installment of the Polyclad agreement was recognized in fiscal 2001. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

      Costs of Products Sold. Cost of products sold was $97.5 million, or 94.1% of total revenues, for fiscal 2001, versus $76.6 million, or 75.2% in fiscal 2000. The increase includes a $2.7 million charge for severance and inventory reserves associated with the slowdown in the technology markets. In addition, the Methuen operation experienced unfavorable manufacturing variances of approximately $12 million or 32% of its total revenues. The manufacturing variances are due to excess manufacturing capacity associated with a 31% decrease in product sales for fiscal 2001. To counteract the excess manufacturing capacity, we initiated measures to reduce personnel and other manufacturing expenses and we will continue this effort. Although these cost reduction measures are expected to reduce the percentage of costs of products sold for the Methuen operation, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments. The increase in the cost of products sold in 2001 also includes costs associated with our Poly-Flex operation which was acquired in March 2000.

      In fiscal 2000, cost of products sold was $76.6 million, or 75.2% of total revenues versus $52.8 million, or 78.7% in fiscal 1999. Our gross margins improved as a result of various factors, including the shift of more automotive products to our proprietary PALFlex(R) technology, which can produce a higher performance flexible circuit at a lower cost than using conventional materials. We also sent more product to our facility in Mexico for its cost-effective finishing and assembly processes. Dynaflex satisfied our customer's prototype demands, allowing other facilities to concentrate on larger production orders, which contributed to enhanced operating efficiency. Dynaflex did not operate at a profitable level, but we do not consider its losses for fiscal 2000 material to our overall results.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.7 million, or 17.1% of total revenues in fiscal 2001 and $14.1 million or 13.8% of total revenues for the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation, which was $3.3 million for fiscal 2001 versus $1.9 million in fiscal 2000, and a charge of $1.4 million for severance and bad debt allowance associated with the slowdown in our technology markets.

      In fiscal 2000, selling, general and administrative expenses were $14.1 million, or 13.8% of total revenues and $9.7 million for the comparable period in the prior year, or 14.5% of total revenues for that period. The increase in expenses resulted primarily from the inclusion of the Dynaflex operations, which we purchased in April 1999, an increase in the sales commissions associated with increased sales and the expenses of Poly-Flex, which we purchased in March 2000.

      Other Income and Interest Expense and Provision for Income Taxes. Other income of $501,000 for fiscal 2001 was comprised of interest income from our short-term investments and $110,000 received relative to the settlement of legal claims associated with our Methuen building addition. As of June
30, 2001, we had short-term investments of $5.5 million. In fiscal 2000 other income was $237,000, compared to $360,000 in fiscal 1999.

      Interest expense was $472,000 for fiscal 2001, $892,000 for fiscal 2000 and $226,000 for fiscal 1999. The interest expense represents interest incurred on our short and long-term borrowings for working capital needs and interest expense associated with deferred compensation. The increase in fiscal 2000 represents the interest on our borrowings required to finance our Poly-Flex acquisition.

      Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $11.5 million for fiscal 2001, and we earned income of $10.5 million for fiscal 2000 and $4.7 million for fiscal 1999. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately (47%) for fiscal 2001, 28% for fiscal 2000 and 21% for fiscal 1999. The increase in the effective tax rate resulted from net operating losses generated in higher tax jurisdictions and an increased amount of available tax credits.

Liquidity and Capital Resources

      As of June 30, 2001, we had approximately $8.7 million in cash and short-term investments.

      Net cash used in operations during fiscal 2001 was $5.5 million. The decrease in operating cash resulted from an increase in working capital including $4.2 million in payments to our suppliers. Cash used in investing activities was $12.3 million for fiscal 2001. These funds were used to purchase $5.5 million of higher yielding investment grade corporate and United States Government debt securities and $7.3 million of capital equipment expenditures net of $525,000 received from Cookson Group plc as partial settlement of certain purchase price adjustments related to the Poly-Flex acquisition. Cash provided by financing activities was $9.1 million for fiscal 2001 and represented the net borrowings and repayments of our bank debt and cash received through the exercise of stock options.

      In fiscal 2000, net cash provided by operations was $4.7 million. Our operations generated cash of $12.5 million but was offset by $7.8 million used for working capital requirements including the purchase of inventory and receivables associated with our 52% growth in sales from fiscal 1999. Cash used in investing activities was $29.5 million. These funds were used to purchase Poly-Flex for approximately $20.7 million and $10.4 million for capital equipment purchases and facility expansion at Methuen,

Massachusetts and reduced by $1.6 million provided by the sale of investment grade corporate and United States Government debt securities. Cash provided by financing activities was $35.7 million. These funds were generated from the issuance of our common stock and cash received through the exercise of stock options of $36.1 million reduced by $400,000 from the net repayments and borrowings of our bank debt.

      On March 1, 2000, we renegotiated our unsecured Revolving Credit Agreement (the "Agreement") which provided available credit of up to a total of $15,000,000 through December 31, 2001. On January 1, 2002, the Agreement converts to a term loan with principal and interest payments due monthly over a forty-five-month period to September 30, 2005. At the Company's discretion, borrowings under the Agreement are either a variable rate equal to the bank's prime rate (6.75% at June 30, 2001) or a fixed rate equal to the LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Agreement carries an annual commitment fee of .25% on the average daily unused portion of the bank's commitment. Interest is payable monthly. In addition, we have a $100,000 stand-by letter of credit which reduces the availability for borrowings under the Agreement. At June 30, 2001, the unused commitment under the Agreement was $5,925,000. The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. The Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants. Due to the year end loss, we were not in compliance with certain financial covenants as of June 30, 2001 and have subsequently received a waiver of such non-compliance for June 30, 2001. Under the existing Agreement, we would be out of compliance with certain financial covenants at September 30, 2001. However, the bank has continued to allow us to borrow against the Agreement. At September 27, 2001 the outstanding balance was reduced to $7,955,000. In September 2001, we have renegotiated the terms of the Agreement, including the financial covenants, and expect to execute the renegotiated Agreement in the beginning of the second fiscal quarter 2002. All debt associated with this Agreement is classified as current as of June 30, 2001.

      On May 4, 2001, we elected, as provided for under our Revolving Credit Agreement, to convert $7 million of our borrowings into three LIBOR contracts with maturities of two, three and six months. The LIBOR interest rate plus margin for these contracts varies between 5.75% and 5.867%. Interest on the LIBOR contracts is payable at the end of the LIBOR term.

      In June 2000, we sold 1,452,500 shares of our common stock in a public offering. Our proceeds were approximately $35.9 million, net of expenses associated with the offering. We used a portion of the proceeds to repay the outstanding indebtedness under our revolving credit agreement and to retire a $15 million term loan associated with the acquisition of Poly-Flex. The remaining balance is being used for general corporate purposes, including working capital.

      We believe that our cash on hand, our anticipated cash flow from operations, and the amount available under the Agreement, as amended, should be sufficient to meet our anticipated needs for at least the next 12 months.

Recent Adoption of Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, on July 1, 2000, did not have a material impact on the consolidated financial statements.

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The adoption of SAB No. 101 on April 2, 2001 did not have a material impact on the consolidated financial statements.

Future Adoption of Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.

      Prior to adopting SFAS No. 142, we will perform a transitional assessment to determine if there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as a cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

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

      Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 63% of our total revenue in fiscal 1999, 60% in fiscal 2000, and 55% in fiscal 2001.

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

      We sell our flexible interconnect products principally to the automotive, telecommunications and networking, diversified electronics, aerospace, home appliance and computer markets. Although we serve a variety of markets to avoid a dependency on any one sector, a significant downturn in any of these market sectors could cause a material reduction in our revenues, which could be difficult to replace.

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

      We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2001, we purchased approximately 32% of our materials from DuPont and Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

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

      We have completed two acquisitions in the past three years and we may acquire additional businesses that could complement or expand our business. Acquired businesses may not generate the revenues or profits that we expect and we may find that they have unknown or undisclosed liabilities. In addition, if we do make acquisitions, we will face a number of other risks and challenges, including: the difficulty of integrating dissimilar operations or assets; potential loss of key employees of the acquired business; assimilation of new employees who may not contribute or perform at the levels we expect; diversion of management time and resources; and additional costs associated with obtaining any necessary financing.

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

      We own a 50.1% equity interest in a joint venture in China, which manufactures and sells flexible circuits. We are negotiating to acquire the remaining interest in our joint venture, Parlex Shanghai. We also operate a facility in Mexico for use in the finishing, assembly and testing of flexible circuit and laminated cable products. We have a facility in the United Kingdom where we manufacture polymer thick film flexible circuits and polymer thick film flexible circuits with surface mounted components and intend to introduce production of laminated cable within the next year. We will continue to explore appropriate expansion opportunities as demand for our products increases.

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

      We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 22 patents issued and have 21 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

Our business could be materially adversely affected by the recent terrorist attacks.

      Since we sell our flexible interconnect products principally to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets, our future success depends upon the viability of both the United States and global economy. As a result of the recent terrorist attacks and the economic uncertainty created by these events, there exist a significant number of risks which may cause a downturn in any of our market sectors thereby creating a material reduction in our revenues which could be difficult to replace. There can be no assurance that a continuation of the terrorist attacks will not have a material adverse effect upon the Company's business, results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

      As of June 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments that will mature in four months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates decrease. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

      We also have a $15,000,000 revolving credit line that bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.0%. Both the prime and LIBOR rates are affected by changes in market interest rates. As of June 30, 2001, we have an outstanding balance of $8,975,000. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material. A 10% change in interest rates would impact interest expense by approximately $65,000. We do not consider this to be material or significant. A change in interest rates would have a corresponding change in the fair value of our debt instruments.

      The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

      Sales of Parlex Shanghai and Poly-Flex Circuits Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of June 30, 2001, of approximately $8.1 million. Poly-Flex Circuits Limited had net assets as of June 30, 2001 of approximately $5.7 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of June 30, 2001, Parlex Shanghai had outstanding debt of $1.5 million. As of June 30, 2001, Poly-Flex Circuits Limited had no outstanding debt.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
 of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and its subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 27, 2001

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------

ASSETS                                               2001              2000

CURRENT ASSETS:
  Cash and cash equivalents                      $  3,203,990      $ 11,949,858
  Short-term investments                            5,533,703                 -
  Accounts receivable - less allowance
   for doubtful accounts of $1,896,100
   in 2001 and $404,000 in 2000                    17,434,115        19,167,016
  Inventories, net                                 19,318,522        21,148,660
  Refundable income taxes                           2,921,145                 -
  Deferred income taxes                             2,901,201         1,079,073
  Other current assets                              2,634,085         2,781,661
                                                 ------------      ------------

      Total current assets                         53,946,761        56,126,268
                                                 ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                        1,018,822           893,865
  Buildings                                        22,109,721        20,240,949
  Machinery and equipment                          56,174,718        50,457,494
  Leasehold improvements and other                  6,806,493         5,746,720
  Construction in progress                          3,843,792         5,003,002
                                                 ------------      ------------

      Total                                        89,953,546        82,342,030

Less accumulated depreciation and
 amortization                                     (34,379,848)      (28,114,968)
                                                 ------------      ------------

      Property, plant and equipment - net          55,573,698        54,227,062
                                                 ------------      ------------

GOODWILL                                              906,708         4,447,358

OTHER ASSETS                                          436,785           539,950
                                                 ------------      ------------

TOTAL                                            $110,863,952      $115,340,638
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt              $ 10,710,299      $  1,482,524
  Accounts payable                                  8,330,461        11,292,256
  Accrued liabilities                               3,889,540         4,599,549
                                                 ------------      ------------

      Total current liabilities                    22,930,300        17,374,329
                                                 ------------      ------------

LONG-TERM DEBT                                        118,762           360,386
                                                 ------------      ------------

OTHER NONCURRENT LIABILITIES                        2,442,274         5,932,931
                                                 ------------      ------------

MINORITY INTEREST IN PARLEX SHANGHAI                4,021,485         3,883,416
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
   authorized, 1,000,000 shares; none issued
  Common stock, $.10 par value - authorized,
   30,000,000 shares in 2001 and 10,000,000
   shares in 2000; issued 6,513,216 and
   6,485,884 shares in 2001 and 2000,
   respectively                                       651,321           648,588
  Additional paid-in capital                       60,897,275        60,678,009
  Retained earnings                                21,467,585        27,623,632
  Accumulated other comprehensive income (loss)      (627,425)         (123,028)
  Less treasury stock, at cost - 210,000
   shares in 2001 and 2000                         (1,037,625)       (1,037,625)
                                                 ------------      ------------

      Total stockholders' equity                   81,351,131        87,789,576
                                                 ------------      ------------

TOTAL                                            $110,863,952      $115,340,638
                                                 ============      ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                         2001              2000             1999

REVENUES:
  Product sales                                      $103,426,642      $ 99,952,142      $66,372,800
  License fees and royalty income                         193,547         1,886,602          674,483
                                                     ------------      ------------      -----------

      Total revenues                                  103,620,189       101,838,744       67,047,283
                                                     ------------      ------------      -----------

COSTS AND EXPENSES:
  Cost of products sold                                97,460,179        76,613,787       52,784,488
  Selling, general and administrative expenses         17,706,049        14,096,704        9,715,341
                                                     ------------      ------------      -----------

      Total costs and expenses                        115,166,228        90,710,491       62,499,829
                                                     ------------      ------------      -----------

OPERATING (LOSS) INCOME                               (11,546,039)       11,128,253        4,547,454

OTHER INCOME, Net                                         501,036           236,812          359,748

INTEREST EXPENSE                                         (471,882)         (891,805)        (226,378)
                                                     ------------      ------------      -----------

(LOSS) INCOME FROM OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST                   (11,516,885)       10,473,260        4,680,824

BENEFIT (PROVISION) FOR INCOME TAXES                    5,453,245        (2,906,219)        (964,032)
                                                     ------------      ------------      -----------

(LOSS) INCOME BEFORE MINORITY INTEREST                 (6,063,640)        7,567,041        3,716,792

MINORITY INTEREST                                        (135,845)       (1,231,705)        (697,239)
                                                     ------------      ------------      -----------

NET (LOSS) INCOME                                    $ (6,199,485)     $  6,335,336      $ 3,019,553
                                                     ============      ============      ===========

BASIC (LOSS) INCOME PER SHARE                        $      (0.99)     $       1.31      $       .65
                                                     ============      ============      ===========

DILUTED (LOSS) INCOME PER SHARE                      $      (0.99)     $       1.28      $       .63
                                                     ============      ============      ===========

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                            Accumulated    Compre-
                             Common                Additional                                  Other       hensive
                             Stock                  Paid-in      Retained       Treasury   Comprehensive   Income
                             Shares     Amount      Capital      Earnings        Stock     Income (Loss)    (Loss)        Total

BALANCE, JULY 1, 1998       4,850,649  $485,065   $23,872,745   $18,268,743   $(1,037,625)   $   2,185                 $41,591,113

Comprehensive income:
  Net income                        -         -             -     3,019,553             -            -   $ 3,019,553     3,019,553
                                                                                                         -----------
  Other comprehensive
   income (loss), net
   of tax:
    Foreign currency
     translation adjustment         -         -             -             -             -            -        20,999        20,999
    Unrealized loss on
     short-term investments         -         -             -             -             -            -        (8,306)       (8,306)
                                                                                                         -----------
  Other comprehensive
   income (loss)                                                                                12,693        12,693
                                                                                                         -----------
  Comprehensive income
   (loss)                                                                                                $ 3,032,246
                                                                                                         ===========
  Exercise of stock options   140,500    14,050       604,853                           -            -             -       618,903
Tax benefit arising from
   the exercise of stock
   options                          -         -        90,968             -             -            -                      90,968
                            --------------------------------------------------------------------------                 ------------

BALANCE, JUNE 30, 1999      4,991,149   499,115    24,568,566    21,288,296    (1,037,625)      14,878                  45,333,230


Comprehensive income
 (loss):
  Net income                        -         -             -     6,335,336             -            -   $ 6,335,336     6,335,336
                                                                                                         -----------
  Other comprehensive
   income (loss), net
   of tax:
    Foreign currency
     translation adjustment         -         -             -             -             -            -      (136,020)     (136,020)
    Unrealized gain on
     short-term investments         -         -             -             -             -            -        (1,886)       (1,886)
                                                                                                         -----------
  Other comprehensive
   income (loss)                                                                              (137,906)     (137,906)
                                                                                                         -----------
  Comprehensive income
   (loss)                                                                                                $ 6,197,430
                                                                                                         ===========
  Exercise of stock options    42,235     4,223       256,921             -             -            -                     261,144
  Tax benefit arising from
   the exercise of stock
   options                          -         -       132,735             -             -            -                     132,735
  Stock offering, net of
   expenses                 1,452,500   145,250    35,719,787             -             -            -                  35,865,037
                            --------------------------------------------------------------------------                 ------------

BALANCE, JUNE 30, 2000      6,485,884   648,588    60,678,009    27,623,632    (1,037,625)    (123,028)                 87,789,576

Comprehensive income
 (loss):
  Net loss                          -         -             -    (6,199,485)            -            -   $(6,199,485)   (6,199,485)
                                                                                                         -----------
  Other comprehensive income
   (loss), net of tax:
    Foreign currency
     translation adjustment         -         -             -             -             -            -      (539,149)     (539,149)
    Unrealized gain on
     short-term investments         -         -             -             -             -            -        34,752        34,752
                                                                                                         -----------
  Other comprehensive
   income (loss)                                                                              (504,397)     (504,397)
                                                                                                         -----------
  Comprehensive income
   (loss)                                                                                                $(6,703,882)
                                                                                                         ===========
  Effect of subsidiary
   accounting period change         -         -             -        43,438             -            -                      43,438
  Tax benefit arising from
   the exercise of stock
   options                          -         -        71,773             -             -            -                      71,773
  Exercise of stock options
   and other                   27,332     2,733       147,493             -             -            -                     150,226
                            --------------------------------------------------------------------------                 ------------

BALANCE, JUNE 30, 2001      6,513,216  $651,321   $60,897,275   $21,467,585   $(1,037,625)   $(627,425)                $81,351,131
                            ==========================================================================                 ===========

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                     2001              2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $ (6,199,485)     $  6,335,336      $  3,019,553
                                                                ------------      ------------      ------------
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                    6,260,344         4,757,235         2,943,092
    Realized loss on sale of equipment                                74,369                 -                 -
    Deferred income taxes                                         (2,826,730)           71,943            93,580
    Refundable income taxes                                       (2,921,145)                -                 -
    Tax benefit arising from the exercise of stock options            71,773           132,735            90,968
    Minority interest                                                135,845         1,231,705           697,239
    Changes in current assets and liabilities:
      Accounts receivable - net                                    1,664,805        (1,905,970)       (2,529,600)
      Inventories                                                  1,729,045        (7,758,203)       (1,612,413)
      Other assets                                                   694,530          (753,118)          399,600
      Accounts payable and accrued liabilities                    (4,215,370)        2,593,122         1,966,291
                                                                ------------      ------------      ------------
        Net cash (used in) provided by operating activities       (5,532,019)        4,704,785         5,068,310
                                                                ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Parlex-Dynaflex subsidiary                                   -                 -        (2,620,000)
  Purchase of Poly-Flex subsidiary                                   525,000       (20,682,061)                -
  (Purchases) maturities of investments available for
   sale, net                                                      (5,498,951)        1,605,067         5,174,211
  Additions to property, plant and equipment                      (7,311,625)      (10,386,405)      (12,834,228)
                                                                ------------      ------------      ------------
        Net cash used for investing activities                   (12,285,576)      (29,463,399)      (10,280,017)
                                                                ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common shares - net                        -        35,865,037                 -
  Proceeds from bank loans                                        23,580,184        30,584,673           600,000
  Payment of bank loans                                          (14,594,033)      (31,042,251)         (676,578)
  Exercise of stock options and other                                150,226           261,144           618,903
                                                                ------------      ------------      ------------
        Net cash provided by financing activities                  9,136,377        35,668,603           542,325
                                                                ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (64,650)         (136,020)           21,038
                                                                ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (8,745,868)       10,773,969        (4,648,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      11,949,858         1,175,889         5,824,233
                                                                ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $  3,203,990      $ 11,949,858      $  1,175,889
                                                                ============      ============      ============

SUPPLEMENTARY DISCLOSURE OF NONCASH  TRANSACTIONS:
Liabilities assumed in acquisitions                             $          -      $  5,506,000      $    140,000
                                                                ============      ============      ============
Property, plant and equipment acquired in exchange for
 accounts receivable and inventory                              $          -      $          -      $    344,000
                                                                ============      ============      ============
Property and equipment financed under capital lease,
 long-term debt, and accounts payable                           $    293,530      $     49,500      $    730,080
                                                                ============      ============      ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

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

Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 50.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 3). The Company previously consolidated Parlex Shanghai and its wholly owned subsidiary, Parlex Asia Pacific Limited ("PAPL") on a three-month time lag. Beginning with the quarter ending December 31, 2000, the Company conformed the reporting of Parlex Shanghai and PAPL with its December quarter financial results. Accordingly, the Parlex Shanghai and PAPL net income for the quarter ended September 26, 2000 is reported as an adjustment to retained earnings in the amount of $43,000. Intercompany transactions have been eliminated.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of property, plant, and equipment, goodwill, accrued liabilities including health insurance claims, and deferred income taxes. Actual results could differ from those estimates.

Foreign Currency Translation - The functional currency of foreign operations is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into United States dollars using current exchange rates at the balance sheet date. Results of operations are translated at average exchange rates prevailing during each period. Gains or losses on translation are accumulated as a component of other comprehensive income or loss.

Cash and Cash Equivalents - Cash and cash equivalents include short-term highly liquid investments purchased with remaining maturities of three months or less.

Short-Term Investments - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2001, the Company had categorized all securities as "available-for-sale", since the Company may liquidate these investments currently. In calculating realized gains and losses, cost is determined using the specific-identification method. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity.

Inventories - Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. At June 30, inventories consisted of:

                                   2001             2000

      Raw materials            $ 6,766,359      $ 7,810,642
      Work in process            8,861,718        9,693,854
      Finished goods             3,690,445        3,644,164
                               -----------      -----------

      Total                    $19,318,522      $21,148,660
                               ===========      ===========

Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings - 30-40 years; machinery and equipment - 2-15 years; and leasehold improvements over the terms of the lease. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. The Company has not recorded any impairment losses during 2001, 2000, or 1999.

Revenue Recognition - Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from its customers for a specified amount of product, at a specified price and considers delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned.

Research and Development - Research and development costs are expensed as incurred and amounted to $6,906,000, $4,237,000 and $3,760,000 for the years ended June 30, 2001, 2000 and 1999, respectively. These amounts are reflected in the Company's cost of products sold.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for basis differences between assets and liabilities for financial reporting and tax purposes.

(Loss) Income Per Share - Basic (loss) income per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted income per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options outstanding except where such items would be antidilutive.

A reconciliation between shares used for computation of basic and dilutive income per share is as follows:

                                      2001           2000           1999

Shares for basic computation        6,289,117      4,842,055      4,661,790
Effect of dilutive stock options            -         98,429        109,084
                                    ---------      ---------      ---------

Shares for dilutive computation     6,289,117      4,940,484      4,770,874
                                    =========      =========      =========

Antidilutive potential shares not included in per-share calculations for 2001, 2000 and 1999 were approximately 42,862, 65,000 and 87,250, respectively.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value since the majority of long-term debt bears interest at a rate similar to the prevailing market rate.

Goodwill - Goodwill associated with the allocation of the purchase price over the fair value of the assets received and liabilities assumed in connection with the Poly-Flex and Parlex-Dynaflex business acquisitions is being amortized on a straight-line basis over their expected lives of 10 years. The Company evaluates the carrying value of goodwill based upon current and anticipated undiscounted cash flows attributable to discrete operations and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and estimated fair value. The accumulated amortization of goodwill totaled $234,477, $220,100 and $16,800 at June 30, 2001, 2000 and 1999, respectively.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 9.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, on July 1, 2000, did not have a material impact on the consolidated financial statements.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The adoption of SAB No. 101 on April 2, 2001 did not have a material impact on the consolidated financial statements.

Future Adoption of Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.

Prior to adopting SFAS No. 142, the Company will perform a transitional assessment to determine if there is an indication that goodwill is impaired as of the date of adoption. Any goodwill impairment loss will be recognized as a cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

2.    ACQUISITIONS

Poly-Flex - On March 1, 2000, pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000, by and among the Company and Cookson Group plc and Cookson Investment, Inc. (together, "Cookson"), the Company completed its acquisition of the stock of two Cookson wholly-owned subsidiaries, Poly-Flex Circuits Limited and Poly-Flex Circuits, Inc. (collectively, "Poly-Flex"), for $19,650,000 in cash. Costs associated with the transaction approximated $1,000,000. The acquisition was recorded under the purchase method of accounting. On December 15, 2000, the Company jointly filed with Cookson a tax election with the Internal Revenue Service to account for the transaction as an asset acquisition for tax purposes whereby the assets acquired would be recorded, for tax purposes, at fair value versus their carryover tax basis. Accordingly, the Company adjusted purchase price related to deferred tax liabilities and goodwill in the amount of $2,495,000. In addition, on June 28, 2001, the Company entered into a settlement agreement with Cookson resolving any purchase price or contingent purchase price adjustment between the two companies. The terms of the settlement agreement provide that Cookson pay Parlex $1,050,000 in full settlement of all outstanding claims by both companies relative to any purchase price adjustment. The Company received $525,000 in cash prior to June 30, 2001 and has recorded a receivable for an additional $525,000 within other current assets in the consolidated balance sheet. The final purchase price after this settlement and the tax election is $19,765,000 including acquisition costs of approximately $1,165,000. Accordingly, in fiscal 2001, the Company reallocated the purchase price as follows:


Accounts receivable                                 $ 3,208,000
Inventories                                           2,447,000
Other current assets                                    436,623
Property, plant and equipment                        16,533,681
Accounts payable and accrued liabilities             (2,551,000)
Deferred tax liabilities                               (309,000)
                                                    -----------

Net assets of Poly-Flex                             $19,765,304
                                                    ===========

The results of operations of Poly-Flex are included in the consolidated results of the Company from the acquisition date.

The following unaudited pro forma summary presents information as if Poly-Flex had been acquired as of the beginning of the Company's fiscal years 2000 and 1999. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the preliminary allocation of the purchase price of Poly-Flex's net assets, interest expense associated with the debt used to acquire Poly-Flex and adjustments for various allocated charges from Poly-Flex's previous parent. The adjustments do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:

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

Shares used to compute net income per share
  Basic                                          4,842,000        4,662,000
  Diluted                                        4,940,000        4,771,000

Parlex-Dynaflex - On April 30, 1999, the Company established a wholly owned subsidiary and purchased the assets of Dynaflex, a business which produces custom flexible circuits. The acquisition has been accounted for as a purchase business combination and the results of Parlex-Dynaflex are included in the consolidated results of the Company since the purchase date, April 30, 1999. The cost of acquisition was $2,620,000, plus $140,000 of liabilities assumed, and the purchase price has been allocated to acquired accounts receivable, inventories, property, plant and equipment and accounts payable. Approximately $1,200,000 has been recorded as goodwill which reflects the excess of purchase price over the fair value of assets and liabilities acquired. Goodwill is reported within other assets on the consolidated balance sheets and is being amortized on a straight-line basis over 10 years. The results of operations of Dynaflex were not significant to the Company in 1999.

3.    JOINT VENTURE

In May 1995, the Company entered into an agreement to establish a limited liability company in the form of a joint venture in the People's Republic of China. The Company owns 50.1% of the joint venture, Parlex Shanghai. Parlex Shanghai manufactures flexible printed circuits and commenced operations in September 1995. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

4.    CASH AND SHORT-TERM INVESTMENTS

A summary of the Company's investments available for sale by major security type at June 30, 2001 is as follows:

                                               Gross       Gross
                               Amortized     Unrealized  Unrealized      Fair
Security Type                    Cost          Gains       Losses        Value

Cash management fund          $  204,596      $     -       $  -      $  204,596
Corporate debt securities      5,294,355       34,752          -       5,329,107
                              ----------      -------       ----      ----------

Total                         $5,498,951      $34,752       $  -      $5,533,703
                              ==========      =======       ====      ==========

All corporate debt securities at June 30, 2001 have contractual maturities of less than one year. The Company had no short-term investments at June 30, 2000.

5.    ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of:

                                             2001            2000

Payroll and related expenses              $1,369,057      $2,282,970
Accrued health insurance                     350,008         278,194
Commissions                                  983,181       1,237,371
Other                                      1,187,294         801,014
                                          ----------      ----------

Total                                     $3,889,540      $4,599,549
                                          ==========      ==========

6.    INDEBTEDNESS

Long-term debt at June 30 consisted of:

                                              2001             2000

Parlex Shanghai term notes                $ 1,495,717      $ 1,205,533
Capital lease obligations                     358,344          637,377
Revolving credit agreement                  8,975,000                -
                                          -----------      -----------

Total long-term debt                       10,829,061        1,842,910

Less current portion                       10,710,299        1,482,524
                                          -----------      -----------

Long-term debt - net                      $   118,762      $   360,386
                                          ===========      ===========

Revolving Credit Agreement - On March 1, 2000, the Company renegotiated its unsecured Revolving Credit Agreement (the "Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000 through December 31, 2001. On January 1, 2002, the Agreement converts to a term loan with principal and interest payments due monthly over a forty-five month period to September 30, 2005. At the Company's discretion, borrowings under the Agreement are either a variable rate equal to the prime rate (6.75% at June 30, 2001) or a fixed rate equal to the LIBOR rate plus a margin that varies from 1.5% to 2.0%. The Agreement carries an annual commitment fee of .25% on the average daily unused portion of the bank's commitment. Interest is payable monthly. In addition, the Company has available a $100,000 stand-by letter of credit which reduces the Company's availability for borrowings under the Agreement. At June 30, 2001, the unused commitment under the Agreement was $5,925,000.

The Agreement has restrictive covenants related to tangible net worth, current ratio, working capital, debt service ratio, and the ratio of total liabilities to equity. The Agreement permits the Company to pay cash dividends to the extent such payment would not cause the Company to violate the aforementioned covenants. The Company was not in compliance with certain financial covenants as of June 30, 2001 and has subsequently received a waiver of such non-compliance for June 30, 2001. Under the existing Agreement, the Company would be out of compliance with certain financial covenants at September 30, 2001. However, the bank has continued to allow the Company to borrow against the Agreement. In September 2001, the Company has renegotiated the terms of the Agreement, including the financial covenants, and expects to execute the renegotiated Agreement in the beginning of the second fiscal quarter 2002.

On March 1, 2000, the Company entered into a term loan (the "Term Loan") agreement with a bank. The Term Loan agreement consisted of a $15,000,000 credit facility, bearing interest at LIBOR base rate plus a margin of 1.5% to 2.0%. The Term Loan was repaid using the proceeds from a common stock offering (see Note 9).

Parlex Shanghai Term Notes - Parlex Shanghai entered into two short-term notes in May and March 2001 bearing interest at 6.2865% and 7.6875%, respectively. A minority interest partner in Parlex Shanghai guarantees the short-term notes. Amounts outstanding under these short-term notes total $1,495,717 and are included within the current portion of long-term debt on the consolidated balance sheet for the year ended June 30, 2001. The Company and an additional Parlex-Shanghai minority interest holder provide cross guarantees for the term note in direct proportion to their respective interests in the Company.

The maturities for long-term debt at June 30, 2001 are as follows:


      2002                      $10,710,299
      2003                          118,762
                                -----------

                                $10,829,061
                                ===========

Interest paid during the years ended June 30, 2001, 2000 and 1999 was approximately $454,000, $887,000 and $236,000, respectively.

Approximately $1,114,500 of equipment is recorded under capital leases at June 30, 2001 and 2000. Accumulated amortization on the capital lease equipment approximated $749,000 and $296,000 at June 30, 2001 and 2000, respectively.

7.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at June 30 consisted of:

                                             2001            2000

Deferred income taxes (Note 8)            $1,390,390      $4,898,992
Deferred compensation                      1,051,884       1,033,939
                                          ----------      ----------

                                          $2,442,274      $5,932,931
                                          ==========      ==========

Deferred compensation of $171,500 is to be paid within one year and is included within accrued liabilities in the consolidated balance sheet at June 30, 2001.

8.    INCOME TAXES

Income (loss) before income taxes consisted of:

                            2001             2000            1999

Domestic               $(13,537,847)     $ 9,327,873      $3,150,969
Foreign                   2,020,962        1,145,387       1,529,855
                       ------------      -----------      ----------

Total                  $(11,516,885)     $10,473,260      $4,680,824
                       ============      ===========      ==========

The benefit (provision) for income taxes consisted of:

                                   2001             2000            1999

Current:
  State                         $        -      $  (201,720)     $(118,626)
  Federal                        2,821,486       (2,102,868)      (620,267)
  Foreign                         (194,971)        (396,953)       (40,591)
                                ----------      -----------      ---------
                                 2,626,515       (2,701,541)      (779,484)

Deferred Tax:
  State                              7,442          (28,452)       (31,062)
  Federal                          129,358         (445,741)      (176,020)
  Foreign                                -                -              -
                                ----------      -----------      ---------
                                   136,800         (474,193)      (207,082)

Tax Credits:
  State                            141,841          235,560        113,502
  Federal                          616,303          166,690              -
                                ----------      -----------      ---------
                                   758,144          402,250        113,502

Effect on Tax Benefit (Expense)
 from Exercise of Stock Options:
  State                              7,555          (13,972)       (13,645)
  Federal                           64,218         (118,763)       (77,323)
                                ----------      -----------      ---------
                                    71,773         (132,735)       (90,968)

Tax Benefit from Operating
 Losses Carryforwards:
  State                            733,865                -              -
  Federal                        1,326,148                -              -
  Valuation Allowance             (200,000)               -              -
                                ----------      -----------      ---------
                                 1,860,013                -              -
                                ----------      -----------      ---------

Total                           $5,453,245      $(2,906,219)     $(964,032)
                                ==========      ===========      =========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                   2001      2000      1999

Statutory federal income tax rate                 (34)%      34 %      34 %
State income taxes, net of federal tax benefit     (4)        2         1
Foreign income - not subject to taxation            -        (7)       (9)
Foreign sales corporation                          (1)       (2)       (3)
Tax credits                                        (7)       (1)       (1)
Valuation allowance on net operating loss
 carryforwards                                      2         -         -
Other                                              (3)        2        (1)
                                                  ---        --        --

Effective income tax rate                         (47)%      28 %      21 %
                                                  ===        ==        ==

The Company's China joint venture, Parlex Shanghai, was exempt from income taxes for the two years ended December 31, 1998. For the next three years, the China joint venture is eligible for a 50% reduction in the statutory income tax rate of 15%. Accordingly, income tax of 7.5% was recorded for the three years ended June 30, 2001.

No provision for U.S. income taxes has been recorded on undistributed earnings of Parlex Shanghai (approximately $2,536,000 at June 30, 2001) or Poly-Flex Circuits Limited (approximately $100,000 at June 30, 2001) because such amounts are considered permanently invested.

Deferred income tax assets and liabilities at June 30 are attributable to the following:

                                                   2001             2000

Deferred tax liabilities:
  Depreciation                                 $ 4,121,057       $5,327,941
  Accruals                                         272,325                -
  Prepaid expenses                                 207,650           62,545
                                               -----------       ----------

                                                 4,601,032        5,390,486
                                               -----------       ----------

Deferred tax assets:
  Inventories                                    1,284,907          253,998
  Allowance for doubtful accounts                  689,688           85,910
  Goodwill                                          59,470            9,993
  Accruals                                         475,777          253,594
  Self-insurance                                    69,020          100,000
  Deferred compensation                            512,574          464,822
  Net operating loss carryforwards               2,060,013                -
  Tax credit carryforwards                       1,160,394          402,250
                                               -----------       ----------
                                                 6,311,843        1,570,567
                                               -----------       ----------
Less valuation allowance                          (200,000)               -
                                               -----------       ----------

                                                 6,111,843        1,570,567
                                               -----------       ----------

Net deferred tax (asset) liability             $(1,510,811)      $3,819,919
                                               ===========       ==========

Tax credit carryforwards consist of research and development, alternative minimum, and investment tax credits available for state and federal purposes. To the extent the credits are not currently utilized on the Company's tax returns, deferred tax assets, subject to the considerations about the need for a valuation allowance, are recognized for the carryforward amounts. Research and development tax credits, if not utilized, will expire in the years 2003 through 2021. The Company's alternative minimum tax and investment credits do not expire and can be carried forward indefinitely.

The Company has available at June 30, 2001, federal and state net operating loss carryforwards of approximately $3,900,000 and $733,000, respectively, expiring in 2021 and 2006, respectively. A valuation allowance has been established to reduce the deferred tax asset recorded for certain state net operating loss carryforwards that may expire unutilized through 2006.

Income tax payments of approximately $600,000, $2,469,000 and $605,000 were made in 2001, 2000 and 1999, respectively.

9.    STOCKHOLDERS' EQUITY

Preferred Stock - The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 2001, the Board of Directors has not authorized any series of preferred stock.

Common Stock - On August 30, 2000, a special meeting of the Company's stockholders approved an amendment to the Company's Restated Articles of Organization increasing the number of authorized shares of common stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares.

Common Stock Offering - In June 2000, the Company sold 1,452,500 shares of its common stock in an underwritten public offering of which 202,500 shares were sold pursuant to an underwriters' over-allotment provision. Proceeds to the Company approximated $35,865,000, net of expenses associated with the offering. A portion of the proceeds was used by the Company to repay all the outstanding indebtedness under the Company's Revolving Credit Agreement and $15.0 million Term Loan (see Note 6). The remaining balance of the net proceeds is being used by the Company for general corporate purposes, including working capital.

Stock Option Plans - The Company has incentive and nonqualified stock option plans covering officers, key employees and non-employee directors. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Non-employee directors receive an automatic grant of 1,500 options annually. Additionally, grants of up to 2,250 options annually, per director, may also be made at the discretion of the Board of Directors. Nonqualified stock options are granted at fair market value or at a price determined by the Board of Directors, depending on the plan.

On November 28, 2000, the Board of Directors approved a proposal to offer certain employees a choice to cancel approximately 45,000 stock options granted to them in February and March 2000 in exchange for new options to purchase 75% of the original number of shares of stock. The new options will be granted six months and one day from the date the old options were cancelled. The exercise price of the new options will be the market price on the grant date. The exchange offer was not available to members of the Board of Directors or executive officers.

At June 30, 2001, there were 389,193 shares reserved for future grants for all of the above-mentioned plans.

The following is a summary of activity for all of the Company's stock option plans:

                                           Weighted-
                                            Average
                               Shares      Exercise
                                Under      Price Per      Shares
                               Option        Share      Exercisable

July 1, 1998                   333,570      $ 8.96        199,375
  Granted                       52,500       12.79
  Surrendered                   (1,940)      12.49
  Exercised                   (140,500)       4.41
                              --------      ------

June 30, 1999                  243,630       12.38        105,244
  Granted                      167,000       23.79
  Surrendered                   (5,438)      15.12
  Exercised                    (42,235)       6.18
                              --------      ------

June 30, 2000                  362,957       11.97        118,832
  Granted                       59,250       11.81
  Surrendered                  (66,875)      29.71
  Exercised                    (27,332)       6.81
                              --------      ------

June 30, 2001                  328,000      $15.76        154,562
                               =======      ======        =======

The following table sets forth information regarding options outstanding at June 30, 2001:

                                 Options Outstanding             Options Exercisable
                     ---------------------------------------    ---------------------
                                     Weighted-
                                      Average      Weighted-                Weighted-
                                     Remaining      Average                  Average
    Exercise            Number      Contractual     Exercise                 Exercise
     Prices          Outstanding    Life (Years)     Price      Number        Price

$ 5.67 - $ 6.67         21,000          3.7         $ 5.96       21,000      $ 5.96
 10.00 -  10.45         17,500          8.8          10.26        7,500       10.00
 12.06 -  13.38        101,750          7.9          12.57       33,250       12.84
 15.50 -  16.25         86,125          8.0          16.17       26,875       16.03
 18.75 -  19.13         79,625          6.4          18.79       60,437       18.80
     22.00               2,000          8.9          22.00          500       22.00
     32.75              20,000          8.7          32.75        5,000       32.75
                       -------          ---         ------      -------      ------
$ 5.67 - $32.75        328,000          7.4         $15.76      154,562      $15.33
                       =======          ===         ======      =======      ======

As described in Note 1, the Company uses the intrinsic-value method in accordance with APB Opinion No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair-value method to measure compensation, the Company's net (loss) income and diluted income per share would have been ($7,108,000) or ($1.13) per share in 2001, $5,439,000 or $1.10 per share in 2000 and $2,606,000 or
$.55 per share in 1999.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:

                                                  2001           2000           1999

Average risk-free interest rate                   5.6 %          5.6 %          5.5%
Expected life of option grants                  2.5 years      2.5 years      2.5 years
Expected volatility of underlying stock             88%            74%           69%
Expected dividend rate                             None           None          None

The weighted-average fair value of options granted in 2001, 2000 and 1999 was $6.46, $11.57, and $5.76, respectively.

The option-pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of 10 years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

Accumulated Other Comprehensive Income (Loss) - The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The following components and changes in balances of accumulated other comprehensive income (loss) are as follows:

                              Foreign                          Accumulated
                              Currency        Unrealized          Other
                             Translation    Gains (Losses)    Comprehensive
                             Adjustments    on Investments    Income (Loss)

Balance, July 1, 1998         $  (8,007)        $10,192         $   2,185

  Change in balance              20,999          (8,306)           12,693
                              ---------         -------         ---------

Balance, June 30, 1999           12,992           1,886            14,878

  Change in balance            (136,020)         (1,886)         (137,906)
                              ---------         -------         ---------

Balance, June 30, 2000         (123,028)              -          (123,028)

  Change in balance            (539,149)         34,752          (504,397)
                              ---------         -------         ---------

Balance, June 30, 2001        $(662,177)        $34,752         $(627,425)
                              =========         =======         =========

A summary of the changes in unrealized gains (loss) in short-term investments is as follows for the years ended June 30:

                                                               2001         2000         1999

Unrealized gains on short-term investments:
  Unrealized holding gains arising during the year           $34,752      $     -      $     -

  Less reclassification adjustment for (loss)
   gains realized in net income                                    -       (1,886)      (8,306)
                                                             -------      -------      -------

Net unrealized gains (losses) on short-term investments      $34,752      $(1,886)     $(8,306)
                                                             =======      =======      =======

10.   BENEFIT PLANS

The Company sponsors a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. Effective September 1, 2001, the Company has suspended the matching employer contributions. The Company contributed approximately $492,000, $26,000 and $172,000 to the Plan for the years ended June 30, 2001, 2000 and 1999, respectively.

The Company has a qualified profit-sharing retirement plan to provide benefits to eligible employees. Annual contributions to the plan are at the discretion of the Board of Directors and are discretionary in amounts. No contributions were made to the plan for the years ended June 30, 2001, 2000 and 1999. During 2001, this plan was terminated and the assets were transferred into the Company's Plan.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 2001, 2000 and 1999 approximated $1,378,000, $798,000 and $869,000, respectively. Future payments under noncancelable capital and operating leases are:

                                                    Capital       Operating
                                                    Leases         Leases

2002                                               $358,959      $  989,000
2003                                                      -         839,000
2004                                                      -         838,000
2005                                                      -         789,000
2006                                                      -         403,000
Thereafter                                                -       1,403,000
                                                   --------      ----------

Total minimum lease payments                        358,959       5,261,000
                                                                 ==========
Less amounts representing interest                     (615)
                                                   --------

Present value of net minimum lease payments         358,344
Current maturities of capitalized lease
 obligations                                        358,344
                                                   --------

Portion of capitalized lease obligations due
 after one year                                    $      -
                                                   ========

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management is not aware of any current legal matters that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

12.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS

The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies. The Company organizes itself as one segment reporting to the chief operating decision maker, the Chief Executive Officer.
Revenue consists of product sales, license fees, and royalty income.

Revenues from one customer accounted for 10% and 15% of the Company's revenues in 2000 and 1999, respectively. Revenues from another customer accounted for 10% of the Company's revenues in 2000. No other revenues from a single customer exceeded 10% of the Company's revenues in 2001, 2000, or 1999.

12.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS
      (CONTINUED)

Summarized information relating to international operations is as follows:

                                2001              2000              1999

Revenues:
  United States            $ 62,803,825      $ 59,001,502      $ 46,785,650
  Canada                      5,888,696        17,262,614        10,671,000
  China                       6,576,148         5,434,875         1,929,250
  Europe                     19,585,733        13,186,932         5,016,674
  Other                       8,765,787         6,952,821         2,644,709
                           ------------      ------------      ------------

Total revenues             $103,620,189      $101,838,744      $ 67,047,283
                           ============      ============      ============

The principal product group sales were:
  Flexible circuits        $ 81,288,991      $ 80,047,383      $ 49,625,163
  Laminated cables           22,137,651        19,904,759        16,747,637
                           ------------      ------------      ------------

Product sales              $103,426,642      $ 99,952,142      $ 66,372,800
                           ============      ============      ============

Long-lived assets:
  United States            $ 47,938,826      $ 51,652,326      $ 31,110,693
                           ============      ============      ============

  China                    $  5,623,713      $  3,427,673      $  2,356,264
                           ============      ============      ============

  United Kingdom           $  3,354,652      $  4,134,371      $          -
                           ============      ============      ============

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands except per share amounts):

                             First        Second       Third     Fourth (A)

2001 Quarters

Revenues                    $29,689      $27,001      $24,889      $22,041
Gross profit (loss)           5,555        1,615          (15)        (995)
Net (loss) income               872       (2,274)      (3,550)      (1,247)
Net (loss) income per share:
  Basic                         .14        (0.36)       (0.56)       (0.21)
  Diluted                       .14        (0.36)       (0.56)       (0.21)

2000 Quarters

Revenues                    $20,366      $24,384      $25,271      $31,818
Gross profit                  4,702        5,782        6,366        8,375
Net income                    1,340        1,556        1,704        1,735
Net income per share:
  Basic                         .28          .32          .35          .36
  Diluted                       .28          .32          .34          .34

(A) Fourth quarter 2001 net income includes a non-recurring pretax charge of $2,201,000 related to severance, and increases in reserves for inventory and the allowance for bad debts. In addition, the Company recorded a $4,746,000 change in its income tax benefit reflecting net operating loss carryforwards and additional tax credits.

                                  Part III

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

      None

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2001.

Item 11. Executive Compensation
-------------------------------

      The information required by this Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2001.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      We retain as our general counsel the law firm of Kutchin & Rufo, P.C. to perform legal services on our behalf. Payments made by us to Kutchin & Rufo, P.C. in fiscal 2001 were approximately $180,000. Edward D. Kutchin is a shareholder in the professional corporation of Kutchin & Rufo, P.C. and is the son-in-law of Herbert W. Pollack, the Chairman of the Board of Directors.

                                   Part IV

Item 14. Exhibits, Financial Statement Schedule And Reports on Form 8-K
-----------------------------------------------------------------------

      (a)

      1. Consolidated Financial Statements
      The Consolidated Financial Statements are filed as part of this report.

      2. Consolidated Financial Statement Schedules

      The schedule is filed as part of this report and is set forth below:

                      VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended June 30, 2001, 2000 and 1999

                                                     Additions
                             Balance at      Charges to     Charges to                      Balance at
                             Beginning        Cost and        Other                           End of
                              of Year         Expenses       Accounts      Deductions          Year
------------------------------------------------------------------------------------------------------

Allowance for Bad Debts

June 30, 2001               $   404,000      $1,877,743      $    249      $  (385,377)     $1,896,615
June 30, 2000                   255,000         649,000             -         (500,000)        404,000
June 30, 1999                   252,000         557,000             -         (554,000)        255,000
------------------------------------------------------------------------------------------------------

Accumulated Amortization of Goodwill

June 30, 2001                   220,100         250,284             -         (235,907)        234,477
June 30, 2000                    16,800         219,162             -          (15,862)        220,100
June 30, 1999                         -          16,800             -                -          16,800
------------------------------------------------------------------------------------------------------

Accumulated Depreciation

June 30, 2001                28,114,968       5,919,839       345,041                -      34,379,848
June 30, 2000                23,915,018       4,491,855             -         (291,905)     28,114,968
June 30, 1999                22,031,645       2,905,193             -       (1,021,820)     23,915,018
------------------------------------------------------------------------------------------------------

Inventory Obsolescence

June 30, 2001                   711,709       2,782,385             -                -       3,494,094
June 30, 2000                         -         711,709             -                -         711,709
June 30, 1999                         -               -             -                -               -
------------------------------------------------------------------------------------------------------

      All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits

      See Index to Exhibits on page 30 of this report.

      The exhibits listed below are either filed herewith or incorporated by reference in this report.


      (b) Reports on Form 8-K

      None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.

Parlex Corporation

By */s/ Herbert W. Pollack
   -----------------------
   Herbert W. Pollack, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature              Title                     Date
         ---------              -----                     ----

* /s/ Herbert W. Pollack        Chairman of the Board     September 28, 2001
----------------------------
Herbert W. Pollack

* /s/ Peter J. Murphy           Director and Chief        September 28, 2001
----------------------------    Executive Officer
Peter J. Murphy                 (Principal Executive
                                Officer)

* /s/ Robert A. Rieth           Sr. Vice President and    September 28, 2001
----------------------------    Chief Financial Officer
Robert A. Rieth                 (Principal Financial and
                                Accounting Officer)

* /s/ Sheldon A. Buckler        Director                  September 28, 2001
----------------------------
Sheldon A. Buckler

* /s/ Richard W. Hale           Director                  September 28, 2001
----------------------------
Richard W. Hale

* /s/ M. Joel Kosheff           Director                  September 28, 2001
----------------------------
M. Joel Kosheff

* /s/ Lester Pollack            Director                  September 28, 2001
----------------------------
Lester Pollack

* /s/ Benjamin M. Rabinovici    Director                  September 28, 2001
----------------------------
Benjamin M. Rabinovici

* /s/ Robert A. Rieth           Attorney-in-Fact          September 28, 2001
----------------------------
Robert A. Rieth

                                EXHIBIT INDEX

Exhibit
  No.                    Description
-------                  -----------

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

10-T Patent Assignment Agreement between Parlex Corporation and Polyclad Laminates, Inc., dated January 20, 2000; (filed as
            Exhibit 10-T to Form 10-K for the fiscal year ended June 30,
            2000).

21.1        Subsidiaries of the Registrant; filed herewith.

23.1        Consent of Independent Auditors; filed herewith.

24.1        Powers of Attorney; filed herewith.

*   Denotes management contract or compensatory plan or arrangement.