Form 10-Q
period 2001-09-30
PARLEX CORP
filed 2001-11-09
CIK 724988

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                        _____________________________

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                        _____________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION

      Massachusetts                                             04-2464749
      -------------                                             ----------
(State of incorporation)                                        (I.R.S. ID)

               One Parlex Place, Methuen, Massachusetts  01844

                                978-685-4341

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of Exchange on which registered
        -------------------            ------------------------------------
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

The number of shares outstanding of the registrant's common stock as of October 30, 2001 was 6,303,216 shares.

                             PARLEX CORPORATION

                                    INDEX

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Condensed Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets - September 30, 2001 and June 30, 2001       3

Consolidated Statements of Operations - For the Three Months
Ended September 30, 2001 and October 1, 2000                             4

Consolidated Statements of Cash Flows - For the Three Months
Ended September 30, 2001 and October 1, 2000                             5

Notes to Unaudited Consolidated Financial Statements                     6

Management's Discussion and Analysis of Financial Condition
And Results of Operations                                                9

Part II - Other Information                                             14

Signatures                                                              15

Exhibit Index                                                           16

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2001 and June 30, 2001
-------------------------------------------------------------------------------

ASSETS                                      September 30, 2001    June 30, 2001

CURRENT ASSETS:
  Cash and cash equivalents                    $  3,587,674       $  3,203,990
  Short-term investments                          3,330,267          5,533,703
  Accounts receivable - net                      18,373,357         17,434,115
  Inventories, net                               19,223,559         19,318,522
  Refundable income taxes                         2,921,145          2,921,145
  Deferred income taxes                           3,110,299          2,901,201
  Other current assets                            1,362,393          2,634,085
                                               -------------------------------

      Total current assets                       51,908,694         53,946,761
                                               -------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                      1,018,822          1,018,822
  Buildings                                      22,133,203         22,109,721
  Machinery and equipment                        55,886,804         56,174,718
  Leasehold improvements and other                6,956,511          6,806,493
  Construction in progress                        5,609,501          3,843,792
                                               -------------------------------

      Total                                      91,604,841         89,953,546

  Less accumulated depreciation and
   amortization                                 (35,997,309)       (34,379,848)
                                               -------------------------------

      Property, plant and equipment - net        55,607,532         55,573,698
                                               -------------------------------

GOODWILL                                            906,708            906,708

OTHER ASSETS                                        596,611            436,785
                                               -------------------------------

TOTAL                                          $109,019,545       $110,863,952
                                               ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt            $  1,678,509       $ 10,710,299
  Accounts payable                               10,102,306          8,330,461
  Accrued liabilities                             4,002,990          3,889,540
                                               -------------------------------

      Total current liabilities                  15,783,805         22,930,300
                                               -------------------------------

LONG-TERM DEBT                                    8,150,450            118,762
                                               -------------------------------

OTHER NONCURRENT LIABILITIES                      1,091,462          2,442,274
                                               -------------------------------

MINORITY INTEREST IN PARLEX SHANGHAI              3,624,664          4,021,485
                                               -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                      651,321            651,321
  Additional paid-in capital                     60,897,275         60,897,275
  Retained earnings                              20,306,497         21,467,585
  Accumulated other comprehensive income
   (loss)                                          (448,304)          (627,425)
  Less treasury stock, at cost                   (1,037,625)        (1,037,625)
                                               -------------------------------

      Total stockholders' equity                 80,369,164         81,351,131
                                               -------------------------------

TOTAL                                          $109,019,545       $110,863,952
                                               ===============================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                   Three Months Ended
                                          September 30, 2001    October 1, 2000

REVENUES:
Product sales                                $21,622,652          $29,572,306
License fees and royalty income                   12,848              116,496
                                             --------------------------------

     Total revenues                           21,635,500           29,688,802
                                             --------------------------------

COSTS AND EXPENSES:
  Cost of products sold                       21,066,131           24,134,225
  Selling, general and administrative
   expenses                                    3,502,335            4,145,919
                                             --------------------------------

     Total costs and expenses                 24,568,466           28,280,144
                                             --------------------------------

OPERATING (LOSS) INCOME                       (2,932,966)           1,408,658

OTHER INCOME, Net                                102,137              129,368

INTEREST EXPENSE                                (194,287)             (27,619)
                                             --------------------------------

(LOSS) INCOME FROM OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST           (3,025,116)           1,510,407

BENEFIT (PROVISION) FOR INCOME TAXES           1,467,207             (420,814)
                                             --------------------------------

(LOSS) INCOME BEFORE MINORITY INTEREST        (1,557,909)           1,089,593

MINORITY INTEREST                                396,821             (217,349)
                                             --------------------------------

NET (LOSS) INCOME                            $(1,161,088)         $   872,244
                                             ================================

BASIC (LOSS) INCOME PER SHARE                $     (0.18)         $      0.14
                                             ================================
DILUTED (LOSS) INCOME PER SHARE              $     (0.18)         $      0.14
                                             ================================

Weighted average shares - basic                6,303,216            6,277,751
                                             ================================
Weighted average shares - diluted              6,303,216            6,456,174
                                             ================================

See notes to unaudited consolidated financial statements

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                           Three Months Ended
                                                  September 30, 2001    October 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                  $(1,161,088)        $    872,244
                                                     --------------------------------

  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used for) operating activities:
    Depreciation and amortization of property,
     plant and equipment and other assets              1,592,594            1,776,350
    Minority interest                                   (396,821)             217,349
    Changes in current assets and liabilities:
      Accounts receivable - net                         (383,974)          (2,973,514)
      Inventories                                        132,234           (3,051,349)
      Deferred income taxes                           (1,459,996)                   -
      Other assets                                       771,634             (601,574)
      Accounts payable and accrued liabilities         1,374,508            1,855,848
                                                     --------------------------------

        Net cash provided by (used for) operating
         activities                                      469,091           (1,904,646)
                                                     --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increases in other assets                                    -             (166,154)
  Maturities (purchases) of investments available
   for sale, net                                       2,174,519           (6,396,175)
  Additions to property, plant and equipment          (1,321,323)          (2,431,052)
                                                     --------------------------------

        Net cash provided by (used for) investing
         activities                                      853,196           (8,993,381)
                                                     --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                             7,965,000            1,550,000
  Payment of bank loans                               (8,968,515)            (924,279)
  Exercise of stock options                                    -               59,930
                                                     --------------------------------

        Net cash (used for) provided by financing
         activities                                   (1,003,515)             685,651
                                                     --------------------------------

Effect of exchange rate changes on cash                   64,912              (68,093)
                                                     --------------------------------

Net increase (decrease) in cash and cash
 equivalents                                             383,684          (10,280,469)

Cash and cash equivalents, beginning of year           3,203,990           11,949,858
                                                     --------------------------------

Cash and cash equivalents, end of period             $ 3,587,674         $  1,669,389
                                                     ================================

SUPPLEMENTARY DISCLOSURE OF NONCASH  TRANSACTIONS:

  Property, plant and equipment financed under
   capital lease, long-term debt and accounts
   payable                                           $   169,958         $          -
                                                     ================================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three months ended September 30, 2001 and October 1, 2000. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

      We followed the same accounting policies in the preparation of this interim financial statement as described in our annual filing on Form 10-K for the year ended June 30, 2001, this filing should be read in conjunction with our annual report on Form 10-K for the year ended June 30, 2001.

2.    Comprehensive (Loss) Income

      Comprehensive (loss) income for the three months ended September 30, 2001 and October 1, 2000 is as follows:

                                             Three Months Ended
                                    -------------------------------------
                                    September 30, 2001    October 1, 2000
                                    ------------------    ---------------

Net (loss) income                     $(1,161,088)           $872,244

Other comprehensive (loss) income:
  Unrealized gain (loss) on short
   term investments                       (28,916)             (7,556)
  Foreign currency translation
   adjustments                            208,037             (60,537)
                                      -------------------------------

Comprehensive (loss) income           $  (981,967)           $804,151
                                      ===============================

      The accumulated other comprehensive (loss) income balance is as follows:

                            Unrealized gains
                              (losses) on      Foreign Currency
                              Short-term         Translation
                              Investments        Adjustments       Total
                            ----------------   ----------------    -----

Beginning balance              $ 34,751          $(662,176)      $(627,425)
Current period change           (28,916)           208,037         179,121
                               -------------------------------------------
Ending balance                 $  5,835          $(454,139)      $(448,304)
                               ===========================================

3.    Recent Accounting Pronouncements

      Effective July 1, 2001, the Company adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS 142). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit. Upon adoption of SFAS 142 the Company performed an impairment review and concluded that there are no necessary adjustments.

      Other intangible assets, which is a component of other assets on the condensed consolidated balance sheets, as of September 30, 2001 follows:

                                                          Other
                                                        Intangible
                                                          Assets
                                                         ---------

Other intangible assets                                  $651,358
Less: Accumulated amortization                           (356,568)
                                                         --------
Other intangible assets, net                             $294,790
                                                         ========

      The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the quarter ended September 30, 2001 was $16,000. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2001 is as follows:

                                                      Amortization Expense
                                                      ---------------------

For year ended June 30, 2002                                $ 62,208
For year ended June 30, 2003                                  62,208
For year ended June 30, 2004                                  62,208
For year ended June 30, 2005                                  62,208
For year ended June 30, 2006                                  30,573
Thereafter                                                    30,938
                                                            --------
                                                            $310,343
                                                            ========

      The effect of adoption of SFAS 142 on net income and earnings per share is as follows:

                                              For the Three Months Ended
                                             ------------------------------
                                             Sept. 30, 2001    Oct. 1, 2000
                                             --------------    ------------

Reported net (loss) income                    $(1,161,088)       $872,244
Goodwill amortization (net of tax)                      -          92,380
                                              -----------        --------
Adjusted net income                           $(1,161,088)       $964,624
                                              ===========        ========
Adjusted basic earnings per share             $     (0.18)       $   0.15
                                              ===========        ========
Adjusted diluted earnings per share           $     (0.18)       $   0.15
                                              ===========        ========

4.    Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

5.    Stock Options

      On October 11, 2001, the Board of Directors unanimously voted to propose and recommend approval of the adoption of the 2001 Employees' Stock Option Plan (the "2001 Plan"), subject to stockholder approval at the Annual Meeting of Stockholders on November 27, 2001. A total of 600,000 shares of Common stock (subject to adjustment for capital changes) in the aggregate may be issued under the 2001 Plan.

6.    Long-Term Debt

      We executed a renegotiated unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000. No further advances of principal will be made under this Credit Agreement after December 31, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (6.0% at September 30, 2001) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee that varies from 1/4% to 1/2% on the average daily unused portion of the bank's commitment.
Interest is payable monthly. As of September 30, 2001, the unused commitment amounted to $6.8 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of September 30, 2001, we were in compliance with the provisions of the Credit Agreement. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

7.    Income Taxes

      Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions and the generation of tax credits.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 13. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Overview

      We are a leading supplier of flexible interconnect products principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace, home appliance and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $31.9 million in property and equipment and approximately $14.9 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

      We formed a Chinese joint venture, Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai'), in 1995 to better serve customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. We own 50.1% of the equity interest in Parlex Shanghai. Accordingly, Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of the automotive related products utilizing our PalFlex(R) technology from our Methuen, Massachusetts operations to Parlex (Shanghai) Interconnect Products Co., Ltd., a wholly owned subsidiary of Parlex Asia Pacific Limited. We recently signed a memorandum of understanding with Gul Technologies Singapore Ltd to enter into a joint venture with us relative to our Asian operations. In connection with this development, we are currently negotiating an agreement to purchase the interests in our Chinese joint venture, Parlex Shanghai, owned by the two partners who hold minority interests.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in our statement of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.

                                                Three Months Ended
                                      -------------------------------------
                                      September 30, 2001    October 1, 2000
                                      ------------------    ---------------

Total revenues                              100.0 %              100.0 %
Cost of products sold                        97.4 %               81.3 %
                                            ----------------------------

Gross profit                                  2.6 %               18.7 %
Selling, general and administrative
 expenses                                    16.2 %               14.0 %
                                            ----------------------------

Operating (loss) income                     (13.6)%                4.7 %
Income (loss) from operations before
 income taxes and minority interest         (14.0)%                5.1 %
Net (loss) income                            (5.4)%                2.9 %
                                            ============================

Three Months Ended September 30, 2001 Compared to
 Three Months Ended October 1, 2000

      Total Revenues. Our total revenues were $21.6 million for the three months ended September 30, 2001 compared to $29.7 million for the three months ended October 1, 2000, representing a decrease of $8.1 million, or 27%.

      Reductions in revenues are attributed to the general decline in customer demand within the global electronics industry. We experienced significant reductions in revenues from our customers in the telecommunications and networking and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within in which there will be renewed sales due do the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate in the future.

      Licensing and royalty fees, included to total revenue were $13,000 for the three months ended September 30, 2001 compared to $116,000 for the same period in 2000. The quarter ending October 1, 2000 included the final installment of our $1.3 million patent assignment agreement with Polyclad Laminates, Inc. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near future.

      Cost of Products Sold. Cost of products sold were $21.1 million, or 97% of total revenues, for the three months ended September 30, 2001, compared to $24.1 million, or 81% of total revenues for the comparable period in the prior year.

      We experienced unfavorable manufacturing variances of $3.5 million or 16% of total revenues for the three months ended September 30, 2001. This was due to excess manufacturing capacity associated with a 27% decrease in revenues for this period compared to the three months ended October 1, 2000. In addition, our quarter ending September 30, 2001 includes a $63,000 charge for severance costs associated with a reduction in workforce. To counteract the excess manufacturing capacity, we have implemented a plan to further reduce manufacturing expenses. Although these cost reduction measures are expected to reduce the percentage of costs of products sold, a return to profitability is predicated upon operational performance, a favorable product mix and increased shipments.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.5 million, or 16% of total revenues, for the three months ended September 30, 2001, compared to $4.1 million or 14% of total revenues for the same period in the prior year representing a decrease of $644,000, or 16%. The decrease in selling, general and administrative expenses is attributed to costs associated with a reduction in personnel and lower commission expense.

      Other Income, Interest Expense, and Benefit from (Provision for) Income Taxes. Other income was $102,000 for the three months ended September 30, 2001, compared to $129,000 for the three months ending October 1, 2000. Other income consists primarily of interest income earned on our short-term investments, and the decrease is associated with lower investment balances.

      Interest expense was $194,000 for the three months ended September 30, 2001, compared to $28,000 for the comparable period in the prior year. The increase in interest expense is due to the increased amount of borrowings required to finance working capital and capital expenditure needs. Borrowings on our revolving credit line were $8.1 million and $700,000 at the quarter ending September 30,2001 and October 1, 2000, respectively.

      Our loss before income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $3.0 million for the three months ended September 30, 2001, compared to income of $1.5 million for the comparable period in the prior year. We own 50.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately (49%) in the three months ended September 30, 2001, compared to a 28% effective tax rate for the comparable period in the prior year. The increase in the effective tax rate resulted from net operating losses in higher tax jurisdictions and an increased amount of available tax credits.

      Our net loss was $1.2 million for the three months ended September 30, 2001, compared to net income of $872,000 for the three months ended October 1, 2000.

Liquidity and Capital Resources

      As of September 30, 2001, we had approximately $6.9 million in cash and short-term investments.

      Net cash provided by operations during the nine months ended September 30, 2001 was $469,000. Net income adjusted for depreciation and amortization provided cash of $432,000, and cash used for working capital needs were $37,000. Cash provided by investing activities was $853,000 for the three months ended September 30, 2001. These funds were provided from the sale of higher-yielding investment grade corporate and United States Government debt securities of $2.2 million less $1.3 million used for capital equipment purchases and other expenditures. Cash used for financing activities was $1.0 million for the three months ended September 30, 2001 and represented the net borrowings and repayments of our bank debt.

      We executed a renegotiated unsecured Revolving Credit Agreement (the "Credit Agreement") (originally dated June 22, 1994) making available up to a total of $15,000,000. No further advances of principal will be made under this Credit Agreement after December 31, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (6.0% at September 30, 2001) or a fixed rate equal to LIBOR rate plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee that varies from 1/4% to 1/2% on the average daily unused portion of the bank's commitment.
Interest is payable monthly. As of September 30, 2001, the unused commitment amounted to $6.8 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of September 30, 2001, we were in compliance with the provisions of the Credit Agreement. The Credit

Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

      As of October 31, 2001, we have, as provided for under our Revolving Credit Agreement, converted $5 million of our Credit Agreement borrowings into five LIBOR contracts with maturities of between one and six months. The LIBOR interest rate plus margin for these contracts varies between 4.5% and 5.9%.

      We believe that our cash on hand, our short term investments, our anticipated cash flow from operations, and the amounts available under our Credit Agreement should be sufficient to meet our anticipated needs for at least the next 12 months.

Recent Accounting Pronouncements

      Effective July 1, 2001, the Company adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"(SFAS 142). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit. Upon adoption of SFAS 142 the Company performed an impairment review and concluded that there are no necessary adjustments for the quarter ended September 30, 2001.

Market Risk

      The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      As of September 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with maturities of one month. These financial instruments are subject to interest rate risk and will change in value if interest rates fluctuate. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position.

      We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime and LIBOR rates are affected by changes in market interest rates. As of September 30, 2001, we owe approximately $8.1 million. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material.

      The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

      Sales of Parlex Shanghai and Poly-Flex Circuits Limited are often denominated in their local currency, which is each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai had net assets as of September 30, 2001 of approximately $5.2 million. Poly-Flex Circuits Limited had net assets as of September 30, 2001 of approximately $5.1 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of September 30, 2001, Parlex Shanghai had outstanding debt of $1.5 million and Poly-Flex Circuits Limited had no outstanding debt.

Factors That May Affect Future Results

      This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined under the federal securities laws. Our actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond our control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors we serve, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, and other one-time events including, but not limited to, recent terrorist attacks and other important factors disclosed previously and from time to time in other filings we have made with the U.S. Securities and Exchange Commission.

                         PART II - OTHER INFORMATION

Item 1 - 5.  These items are not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - See Exhibit Index

      (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended September 30, 2001.

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

                                       PARLEX CORPORATION


                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                           Officer


                                       By: /s/ Robert A. Rieth
                                           --------------------------------
                                           Robert A. Rieth
                                           Senior Vice President & CFO
                                           (Principal Accounting and
                                           Financial Officer)

                                       November 9, 2001
                                       ------------------------------------
                                       Date

                                EXHIBIT INDEX

EXHIBIT      DESCRIPTION OF EXHIBIT

 11         Statement Regarding Computation of Per Share Earnings

 10-U First Amendment dated September 28, 2001 to Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank (filed as
            Exhibit 10-S to Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on March 15, 2000).