Form 10-Q
period 2001-12-30
PARLEX CORP
filed 2002-02-13
CIK 724988

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                       ______________________________

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 30, 2001

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                       ______________________________

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

The number of shares outstanding of the registrant's common stock as of February 11, 2002 was 6,303,216 shares.

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I -   Financial Information                                     Page
                                                                     ----
Item 1.    Condensed Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets - December 30, 2001 and June 30, 2001      3

Consolidated Statements of Operations - For the Three Months
and Six Months Ended December 30, 2001 and December 31, 2000           4

Consolidated Statements of Cash Flows - For the Six Months
Ended December 30, 2001 and December 31, 2000                          5

Notes to Unaudited Consolidated Financial Statements                   6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             11

Part II -  Other Information                                          17

Signatures                                                            18

Exhibit Index                                                         19

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

ASSETS                                    December 30, 2001    June 30, 2001

CURRENT ASSETS:
  Cash and cash equivalents                  $  3,778,507       $  3,203,990
  Short-term investments                                -          5,533,703
  Accounts receivable - net                    16,014,201         17,434,115
  Inventories - net                            19,276,922         19,318,522
  Refundable income taxes                       2,985,421          2,921,145
  Deferred income taxes                         1,684,792          2,901,201
  Other current assets                          1,183,900          2,634,085
                                             -------------------------------
      Total current assets                   $ 44,923,743       $ 53,946,761
                                             -------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                    1,018,821          1,018,822
  Buildings                                    22,182,111         22,109,721
  Machinery and equipment                      55,970,290         56,174,718
  Leasehold improvements and other              7,214,021          6,806,493
  Construction in progress                      5,639,432          3,843,792
                                             -------------------------------
      Total                                    92,024,675         89,953,546
Less accumulated depreciation and
 amortization                                 (36,754,886)       (34,379,848)
                                             -------------------------------
      Property, plant and equipment - net      55,269,789         55,573,698
                                             -------------------------------
GOODWILL - net                                  1,147,527            906,708
OTHER ASSETS                                    3,824,041            436,785
                                             -------------------------------
TOTAL                                        $105,165,100       $110,863,952
                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $  2,282,658       $ 10,710,299
  Accounts payable                             11,440,985          8,330,461
  Joint venture partner payable obligation      4,516,148                  -
  Accrued liabilities                           3,510,619          3,889,540
                                             -------------------------------
      Total current liabilities                21,750,410         22,930,300
                                             -------------------------------
LONG-TERM DEBT                                  5,433,832            118,762
                                             -------------------------------
OTHER NONCURRENT LIABILITIES                    1,061,980          2,442,274
                                             -------------------------------

MINORITY INTEREST IN PARLEX SHANGHAI              451,171          4,021,485
                                             -------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock                                    651,321            651,321
  Additional paid-in capital                   60,897,275         60,897,275
  Retained earnings                            16,456,596         21,467,585
  Accumulated other comprehensive loss           (499,860)          (627,425)
  Less treasury stock, at cost                 (1,037,625)        (1,037,625)
                                             -------------------------------
      Total stockholders' equity               76,467,707         81,351,131
                                             -------------------------------
TOTAL                                        $105,165,100       $110,863,952
                                             ===============================


See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------



                                                            Three Months Ended                        Six Months Ended
                                                  December 30, 2001    December 31, 2000    December 30, 2001    December 31, 2000
                                                  --------------------------------------    --------------------------------------

REVENUES:
  Product sales                                      $20,674,280          $26,950,569          $42,296,931          $56,522,875
  License fees and royalty income                         10,190               50,272               23,039              166,768
                                                     --------------------------------------------------------------------------
      Total revenues                                  20,684,470           27,000,841           42,319,970           56,689,643
                                                     --------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                               20,824,376           25,385,651           41,890,508           49,519,876
  Selling, general and administrative expenses         3,416,057            4,281,421            6,918,391            8,427,340
                                                     --------------------------------------------------------------------------
      Total costs and expenses                        24,240,433           29,667,072           48,808,899           57,947,216
                                                     --------------------------------------------------------------------------

OPERATING LOSS                                        (3,555,963)          (2,666,231)          (6,488,929)          (1,257,573)

OTHER INCOME, Net                                        120,352              131,767              222,488              261,135

INTEREST EXPENSE                                        (115,374)             (91,993)            (309,661)            (119,612)
                                                     --------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                    (3,550,985)          (2,626,457)          (6,576,102)          (1,116,050)

BENEFIT FROM INCOME TAXES                                805,743              610,814            2,272,950              190,000
                                                     --------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                         (2,745,242)          (2,015,643)          (4,303,152)            (926,050)

MINORITY INTEREST                                         63,302             (258,007)             460,124             (475,356)
                                                     --------------------------------------------------------------------------

NET LOSS                                             $(2,681,940)         $(2,273,650)         $(3,843,028)         $(1,401,406)
                                                     ==========================================================================

BASIC LOSS PER SHARE                                 $     (0.43)         $     (0.36)         $     (0.61)         $     (0.22)
                                                     ==========================================================================
DILUTED LOSS PER SHARE                               $     (0.43)         $     (0.36)         $     (0.61)         $     (0.22)
                                                     ==========================================================================

Weighted average shares - basic                        6,303,216            6,281,089            6,303,216            6,279,402
                                                     ==========================================================================
Weighted average shares - diluted                      6,303,216            6,281,089            6,303,216            6,279,402
                                                     ==========================================================================



See notes to unaudited consolidated financial statements

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------


                                                                               Six Months Ended
                                                                    December 30, 2001     December 31, 2000
                                                                    -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $ (3,843,028)         $ (1,401,406)
                                                                      ----------------------------------

  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                          3,256,671             3,382,265
    Minority interest                                                     (460,124)              475,356
    Changes in current assets and liabilities:
      Accounts receivable - net                                          1,447,676            (1,207,821)
      Inventories                                                           70,075            (3,498,517)
      Refundable taxes                                                     (55,276)           (1,184,161)
      Other assets and deferred taxes                                   (1,111,004)              (25,060)
      Accounts payable and accrued liabilities                           1,345,475              (329,606)
                                                                      ----------------------------------

        Net cash provided by (used for) operating activities               650,465            (3,788,950)
                                                                      ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex subsidiary                                         525,000               (94,309)
  (Purchases) maturities of investments available for sale, net          5,498,950            (6,604,174)
  Additions to property, plant and equipment and other assets           (3,031,734)           (4,057,287)
                                                                      ----------------------------------

      Net cash provided by (used for) investing activities               2,992,216           (10,755,770)
                                                                      ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                              11,099,418            11,235,000
  Payment of bank loans                                                (14,211,992)           (5,949,205)
  Exercise of stock options                                                      -                67,642
                                                                      ----------------------------------

      Net cash (used for) provided by financing activities              (3,112,574)            5,353,437
                                                                      ----------------------------------

Effect of exchange rate changes on cash                                     44,410                13,721
                                                                      ----------------------------------

Net increase (decrease) in cash and cash equivalents                       574,517            (9,177,562)

Cash and cash equivalents, beginning of year                             3,203,990            11,949,858
                                                                      ----------------------------------

Cash and cash equivalents, end of period                              $  3,778,507          $  2,772,296
                                                                      ==================================

SUPPLEMENTARY DISCLOSURE OF NONCASH  TRANSACTIONS:

  Effect of tax election on Poly-Flex acquisition                     $          -          $  3,197,000
                                                                      ==================================

  Acquisition of minority interest in Parlex Shanghai                 $  4,516,148          $          -
                                                                      ==================================

  Property, plant, equipment and other asset purchases financed
   under capital lease, long-term debt and accounts payable           $    962,734          $    634,318
                                                                      ==================================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Management Statement

      The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 30, 2001 and the results of operations and cash flows for the three months and six months ended December 30, 2001 and December 31, 2000. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

      We followed the same accounting policies in the preparation of these interim financial statements as described in our annual filing on Form 10-K for the year ended June 30, 2001, this filing should be read in conjunction with our annual report on Form 10-K for the year ended June 30, 2001.

2.    Comprehensive Loss

      Comprehensive loss for the three months and six months ended December 30, 2001 and December 31, 2000 is as follows:


                                                              Three Months Ended                     Six Months Ended
                                                     December 30, 2001  December 31, 2000  December 30, 2001  December 31, 2000
                                                     -----------------  -----------------  -----------------  -----------------

Net loss                                               $(2,681,940)       $(2,273,650)       $(3,843,028)       $(1,401,406)

Other comprehensive (loss) income:
  Unrealized gain (loss) on short term investments          (5,835)            29,552            (34,751)            21,996
  Foreign currency translation adjustments                 (45,721)            52,262            162,316             (8,275)
                                                       --------------------------------------------------------------------

Total comprehensive loss                               $(2,733,496)       $(2,191,836)       $(3,715,463)       $(1,387,685)
                                                       ====================================================================

The accumulated other comprehensive (loss) income balance is as follows:


                                         Unrealized gains             Foreign
                                           (losses) on            Currency Trans-
                                      Short Term Investments     lation Adjustments       Total
                                      ----------------------     ------------------       -----

Beginning balance, July 1, 2001              $ 34,751                $(662,176)         $(627,425)
Current period change                         (34,751)                 162,316            127,565
                                             ----------------------------------------------------
Ending balance, December 30, 2001            $      -                $(499,860)         $(499,860)
                                             ====================================================

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

      Other intangible assets, which is a component of other assets on the condensed consolidated balance sheets, as of December 30, 2001, are as follows:


                                     Other
                                   Intangible
                                     Assets
                                   ----------

Land use rights                    $1,144,835
Other intangible assets               110,080
Less: Accumulated amortization        (58,921)
                                   ----------
Other intangible assets, net       $1,195,994
                                   ==========

      The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the quarter ended December 30, 2001 was $1,464. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2001 is as follows:


                                 Amortization Expense
                                 --------------------

For year ended June 30, 2002          $   20,270
For year ended June 30, 2003              31,718
For year ended June 30, 2004              31,718
For year ended June 30, 2005              31,718
For year ended June 30, 2006              38,937
Thereafter                             1,043,097
                                      ----------
                                      $1,197,458
                                      ==========

      The effect of adoption of SFAS 142 on net income and earnings per share is as follows:


                                                 Three Months Ended                           Six Months Ended
                                       December 30, 2001     December 31, 2000     December 30, 2001     December 31, 2000
                                       -----------------     -----------------     -----------------     -----------------

Reported net loss                        $(2,681,940)          $(2,273,650)          $(3,843,028)          $(1,401,406)
Goodwill amortization (net of tax)                 -                78,563                     -               190,971
                                         -----------------------------------------------------------------------------
Adjusted net loss                         (2,681,940)           (2,195,087)           (3,843,028)           (1,210,435)

Adjusted basic loss per share            $     (0.43)          $     (0.35)          $     (0.61)          $     (0.19)
                                         =============================================================================

Adjusted diluted loss per share          $     (0.43)          $     (0.35)          $     (0.61)          $     (0.19)
                                         =============================================================================

4.    Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

5.    Stock Options

      On December 4, 2001 the stockholders approved the adoption of the 2001 Employees' Stock Option Plan (the "2001 Plan"). A total of 600,000 shares of Common stock (subject to adjustment for capital changes) in the aggregate may be issued under the 2001 Plan.

6.    Long-Term Debt

      We executed an agreement to amend our Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000) on February 7, 2002. The agreement provides our bank with a secured interest in all of our assets. We may borrow up to a total of $15,000,000 that is now based on a borrowing base of accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at December 30, 2001) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee that varies from 1/4% to 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of December 30, 2001, the unused commitment amounted to $9.6 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of December 30, 2001, we were not in compliance with certain provisions of the Credit Agreement and received a waiver as of December 30, 2001 for these provisions including income targets, interest coverage and debt service coverage. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

7.    Income Taxes

      Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions and the generation of tax credits.

8.    Acquisition

      In 1995, we formed a joint venture, Parlex (Shanghai) Circuit Co. Ltd. ("Parlex Shanghai"). At its formation, we had a 50.1% controlling interest and as such have been consolidating Parlex Shanghai's financial results within our financial statements with minority interest recorded to reflect our partners' 49.9% interest.

      On October 22, 2001, we entered into an agreement (the "Agreement") to purchase Shanghai Jinling Co., Ltd's ("Jinling") 40% interest in Parlex Shanghai, bringing our controlling interest to 90.1%. The Agreement requires us to pay Jinling the sum of $2.2 million. We paid $1.1 million in January 2002 with the balance due by March 31, 2002.

      The acquisition of Jinling's 40% interest in Parlex Shanghai will be accounted for as a business combination under the purchase method of accounting.

      Prior to the acquisition, dividends were declared based upon the joint venture partners' proportional share of Parlex Shanghai's retained earnings at December 30, 2000. Jinling's dividend approximated $2.3 million, payable in cash.

      A preliminary allocation of purchase price has been made to the assets acquired based on their estimated fair market value at the date of acquisition resulting in goodwill of approximately $240,000. Such amount is subject to change based upon the final allocation of purchase price.

      We recently signed a memorandum of understanding with Gul Technologies Singapore Ltd. to enter into a joint venture with us relative to our Asian operations and are currently finalizing the terms of the definitive joint venture agreement. Further, we have an agreement, subject to approval by our Board of Directors, to purchase the remaining 9.9% interest in our Chinese joint venture, Parlex Shanghai.

9.    Other Intangible Assets -Land Use Rights

      In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), our second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China. The purchase of the land use rights will allow us to expand our operations within China.

      The purchase price of the land use rights approximates $1.1 million of which $347,000 has been paid as of December 30, 2001. The rights have been capitalized as intangible assets and will be amortized over their 50 year life.

10.   Inventories

      Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Work in process and finished goods inventory associated with programs cancelled by customers are reserved as obsolete.

      Inventories consisted of:


                    December 30, 2001    June 30, 2001
                    -----------------    -------------

Raw materials          $ 7,275,485        $ 6,766,359
Work in process         10,979,976          8,861,718
Finished goods           1,021,461          3,690,445
                       ------------------------------
Total                  $19,276,922        $19,318,522
                       ==============================

11.   Revenue Recognition Policy

      Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned.

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

      We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution.
Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of our automotive related products utilizing our PalFlex (r) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited. We recently signed a memorandum of understanding with Gul Technologies Singapore Ltd. to enter into a joint venture with us relative to our Asian operations and are currently finalizing the terms of the definitive joint venture agreement. Further, we have an agreement, subject to approval by our Board of Directors, to purchase the remaining 9.9% interest in our Chinese joint venture, Parlex Shanghai.

Results of Operations

      The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                      Three Months Ended                 Six Months Ended
                                                 Dec 30, 2001     Dec 31, 2000     Dec 30, 2001     Dec 30, 2000
                                                 ------------     ------------     ------------     ------------

Total revenues                                     100.0 %          100.0 %          100.0 %          100.0 %
Cost of products sold                              100.7 %           94.0 %           99.0 %           87.4 %
                                                   --------------------------------------------------------

Gross Profit                                        (0.7)%            6.0 %            1.0 %           12.6 %
Selling, general and administrative expenses        16.5 %           15.9 %           16.3 %           14.8 %
                                                   --------------------------------------------------------

Operating loss                                     (17.2)%           (9.9)%          (15.3)%           (2.2)%
Loss from operations before benefit from
 income taxes and minority interest                (17.2)%           (9.7)%          (15.5)%           (2.0)%
                                                   --------------------------------------------------------
Net loss                                           (13.0)%           (8.4)%           (9.1)%           (2.5)%
                                                   ========================================================

Three Months Ended December 30, 2001 Compared to Three Months Ended December 31, 2000

       Total Revenues. Our total revenues were $20.7 million for the three months ended December 30, 2001 compared to $27.0 million for the three months ended December 31, 2000, representing a decrease of $6.3 million, or 23%.

      Reductions in revenues are attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. We experienced significant reductions in revenues from our customers in the telecommunications and networking and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within which there will be renewed sales due to the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate significantly in the future.

      Licensing and royalty fees were $10,000 for the three months ended December 30, 2001 compared to $50,000 for the same period in 2000.
Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near future.

      Cost of Products Sold. Cost of products sold were $20.8 million, or 101% of total revenues, for the three months ended December 30, 2001, compared to $25.4 million, or 94% of total revenues for the comparable period in the prior year.

      We experienced unfavorable manufacturing variances of $4.7 million or 23% of total revenues for the three months ended December 30, 2001. This was due to excess manufacturing capacity associated with a 23% decrease in revenues for this period compared to the three months ended December 31, 2000. In addition, our quarter ending December 30, 2001 includes a $76,000 charge for severance costs associated with a reduction in workforce. To counteract the excess manufacturing capacity, we have implemented a plan to further reduce manufacturing expenses and consolidate or relocate lower margin products to our lower cost operations in China and Mexico. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million, or 17% of total revenues, for the three months ended December 30, 2001, and $4.3 million or 16% of total revenues for the same period in the prior year representing a decrease of $865,000, or 20%. The decrease in selling, general and administrative expenses is attributable to costs associated with a reduction in personnel and lower commission expense.

      Other Income, Interest Expense, and Benefit from Income Taxes. Other income was $120,000 for the three months ended December 30, 2001, compared to $132,000 for the three months ended December 31, 2000. Other income consists primarily of interest income earned on our short-term investments, and the decrease is associated with lower investment balances.

      Interest expense was $115,000 for the three months ended December 31, 2001, compared to $92,000 for the comparable period in the prior year. The increase in interest expense is due to the increased amount of average borrowings required to finance working capital and capital expenditure needs. The outstanding balances on our revolving credit line were $5.4 million and $5.8 million at the quarter ending December 30, 2001 and December 31, 2000, respectively.

      Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $3.6 million for the three months ended December 30, 2001, compared to a loss of $2.6 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately (23%) in the three months ended December 30, 2001 and for the comparable period in the prior year. Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions and the generation of tax credits. Accordingly, changes to our estimated annual effective tax rate are recorded in the period of that change.

      Our net loss was $2.7 million for the three months ended December 30, 2001, compared to a loss of $2.3 million for the three months ended December 31, 2000, an increased loss of 18%.

Six Months Ended December 30, 2001 Compared to Six Months Ended
December 31, 2000

      Total Revenues. Our total revenues were $42.3 million for the six months ended December 30, 2001 compared to $56.7 million for the six months ended December 31, 2000, representing a decrease of $14.4 million, or 25%.

      Reductions in revenues are attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. We experienced significant reductions in revenues from our customers in the telecommunications and networking and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within which there will be renewed sales due to the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate significantly in the future.

      Licensing and royalty fees were $23,000 for the six months ended December 30, 2001 compared to $167,000 for the same period in 2000. The period ending December 31, 2000 included the receipt of the final installment payment under the terms of our patent assignment agreement with Polyclad Laminates, Inc. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near future.

      Cost of Products Sold. Cost of products sold were $41.9 million, or 99% of total revenues, for the six months ended December 30, 2001, compared to $49.5 million, or 87% of total revenues for the comparable period in the prior year.

      We experienced unfavorable manufacturing variances of $8.9 million or 21% of total revenues for the six months ended December 30, 2001. This was due to excess manufacturing capacity associated with a 25% decrease in revenues for this period compared to the six months ended December 31, 2000. In addition, the six months ending December 30, 2001 includes a $139,000 charge for severance costs associated with a reduction in workforce. To counteract the excess manufacturing capacity, we have implemented a plan to further reduce manufacturing expenses and consolidate or relocate lower margin products to our lower cost operations in China and Mexico. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million, or 16% of total revenues, for the six months ended December 30, 2001, and $8.4 million or 15% of total revenues for the same period in the prior year representing a decrease of $1.5 million, or 18%. The decrease in selling, general and administrative expenses is attributable to costs associated with a reduction in personnel and lower commission expense.

      Other Income, Interest Expense, and Benefit from Income Taxes. Other income was $222,000 for the six months ended December 30, 2001, compared to $261,000 for the six months ended December 31, 2000. Other income consists primarily of interest income earned on our short-term investments, and the decrease is associated with lower investment balances.

      Interest expense was $310,000 for the six months ended December 31, 2001, compared to $120,000 for the comparable period in the prior year. The increase in interest expense is due to the increased amount of average borrowings required to finance working capital and capital expenditure needs. The outstanding balances on our revolving credit line were $5.4 million and $5.8 million at December 30, 2001 and December 31, 2000, respectively.

      Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $6.6 million for the six months ended December 30, 2001, compared to a loss of $1.1 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

      Our effective tax rate was approximately (35%) in the six months ended December 30, 2001 compared to an effective tax rate of (17%) for the comparable period in the prior year. The increase in the effective tax rate resulted from net operating losses in higher tax jurisdictions and an increased amount of available tax credits.

      Our net loss was $3.8 million for the six months ended December 30, 2001, compared to a loss of $1.4 million for the six months ended December 31, 2000.

Liquidity and Capital Resources

      As of December 30, 2001, we had approximately $3.8 million in cash and cash equivalents.

      Net cash provided by operations during the six months ended December 30, 2001 was $650,000. This cash was generated from a reduction in our working capital requirements including the collection of $1.4 million of receivables.

      Cash provided by investing activities was $3.0 million for the six months ended December 30, 2001. These funds were generated from the sale of $5.5 million of higher-yielding investment grade corporate and United States Government debt securities, $525,000 received from Cookson Group plc as final settlement related to acquisition of Poly-Flex less the purchase of $3.0 million of capital equipment and other expenditures. Cash used for financing activities was $3.1 million for the six months ended December 30, 2001 which represents the net repayments and borrowings on our bank debt.

      We executed an agreement to amend our Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000) on February 7, 2002. The agreement provides our bank with a secured interest in all of our assets.
We may borrow up to a total of $15,000,000 that is now based on a borrowing base of accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at December 30, 2001) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of December 30, 2001, the unused commitment amounted to $9.6 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio, and income and capital expenditure targets. As of December 30, 2001 we were not in compliance with certain provisions of the Credit Agreement and received a waiver as of December 30, 2001 for these provisions including income targets, interest coverage and debt service coverage. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

      As of December 30, 2001 we have, as provided for under our Revolving Credit Agreement, converted $5 million of our Credit Agreement borrowings into five LIBOR contracts with maturities between three and five months. The LIBOR plus margin for these contracts varies between 4.20% and 4.52%.

      At January 27, 2002, our cash balance approximated $2.7 million, which is after payment of $1.1 million of the $2.2 million owed to Jinling for its interest in Parlex Shanghai, with the $1.1 million balance due Jinling by March 31, 2002. In addition, Jinling is due $2.3 million by March 31, 2002 for dividends owed to Jinling. Further, our availability under the Credit Agreement was $8.1 million at January 27, 2002. Although we expect to finalize the terms of our joint venture agreement with Gul Technologies Singapore Ltd., ("Gul"), the terms of which would include Gul purchasing an interest in certain of our existing subsidiaries for cash, our ability to fund future capital needs and research and development would be adversely affected if the joint venture agreement is not completed. We anticipate maintaining positive operating cash flows through June 30, 2002 by continuing to reduce costs and manage working capital.

      We believe that our cash on hand, our anticipated cash flow from operations, and the amounts to be made available under our Credit Agreement should be sufficient to meet our anticipated needs for at least the next 12 months.

Recent Accounting Pronouncements

      Effective July 1, 2001, we adopted the provisions of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, we determined we have one reporting unit. Upon adoption of SFAS 142 we performed an impairment review and concluded that there were no necessary adjustments.

Market Risk

      The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      We maintain a portion of our cash and cash equivalents in financial instruments with maturities of one month. These financial instruments are subject to interest rate risk and will change in value if interest rates fluctuate. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position. As of December 30, 2001, we had no funds invested in these financial instruments.

      We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime rate and LIBOR are affected by changes in market interest rates. As of December 30, 2001, we owe approximately $5.4 million under the terms of the Credit Agreement. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR borrowings. We believe that a 10% change in interest rates would not have a significant impact upon our financial position or results of operations.

      The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

      A substantial, and growing, portion of our business is conducted in Asia and the United Kingdom. Therefore our future results could be affected by fluctuations in the dollar's value against other currencies, specifically the Chinese Renminbi, in the case of Parlex Shanghai and Parlex Interconnect, and the British Sterling, in the case of Poly-Flex Circuits Limited. The effect of foreign currency fluctuations on long term assets for the period ended December 30, 2001 was an increase of $162,000 and the cumulative historical effect, since 1995, was a decrease of $500,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates between the dollar and the Renminbi have remained stable, exchange rates between the dollar and the British Sterling have fluctuated significantly in recent years. We do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to our foreign currency revenues are recorded in the same currency. However, the value of assets recorded on our Consolidated Balance Sheets may be materially impacted by foreign currency translation, as well as the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

      We have relied primarily upon financing activities to fund our United States and Chinese operations. In the event that we are required to fund these operations or cash needs with funds generated in the United Kingdom, currency rate fluctuations in the future could have a significant impact. However, at the present time, we do not anticipate altering our business plans and practices to compensate for future currency fluctuations.

Factors That May Affect Future Results

      This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined under the federal securities laws. Our actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond our control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors we serve, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, and other one-time events including, but not limited to, recent terrorist attacks and other important factors disclosed previously, including our memorandum of understanding with Gul Technologies Singapore Ltd. to enter into a definitive joint venture with us relative to our Asian operations, and from time to time in other filings we have made with the U.S. Securities and Exchange Commission.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY STOCKHOLDERS

(a) The Annual Meeting of Stockholders was held on November 27, 2001. There was no solicitation in opposition to management's nominees as listed in our proxy statement and all such nominees were elected as Class I directors for a three-year term.

(b) At the Annual Meeting, stockholders elected the following Class I directors whose terms expire in 2004:

            Name                   For       Authority Withheld
            ----                   ---       ------------------
      Lester Pollack            4,587,578          794,152
      Benjamin A. Rabinovici    4,587,578          794,152
      Richard Hale              5,040,873          340,857

(c) The stockholders adjourned the Annual Meeting until December 4, 2001 at which time the stockholders approved the adoption of the 2001 Employee's Stock Option Plan as described in our proxy statement.

         For         Against / Abstain / No Vote
         ---         ---------------------------
      3,199,750               2,243,534

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits - See Exhibit Index

(b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended December 30, 2001.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PARLEX CORPORATION
                                       ------------------


                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                           Officer


                                       By: /s/ Robert A. Rieth
                                           --------------------------------
                                           Robert A. Rieth
                                           Senior Vice President & CFO
                                           (Principal Accounting and
                                           Financial Officer)


                                       February 12, 2002
                                       ------------------------------------
                                       Date

                                EXHIBIT INDEX


      EXHIBIT    DESCRIPTION OF EXHIBIT


      10-V       Parlex Corporation 2001 Employees' Stock Option Plan   (1)

      (1) Incorporated by reference to Parlex Corporation's Registration Statement on Form S-8 filed on January 4, 2002