Form 10-Q
period 2002-03-31
PARLEX CORP
filed 2002-05-14
CIK 724988

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                       ______________________________

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

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

The number of shares outstanding of the registrant's common stock as of May 12, 2002 was 6,303,216 shares.

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I - Financial Information                                       Page

Item 1.  Condensed Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets - March 31, 2002 and June 30, 2001        3

Consolidated Statements of Operations - For the Three Months
and Nine Months Ended March 31, 2002 and April 1, 2001                4

Consolidated Statements of Cash Flows - For the Nine Months
Ended March 31, 2002 and April 1, 2001                                5

Notes to Unaudited Consolidated Financial Statements                  6

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                            11

Part II - Other Information                                          18

Signatures                                                           19

Exhibit Index                                                        20

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------

ASSETS                                    March 31, 2002      June 30, 2001

CURRENT ASSETS:
  Cash and cash equivalents                 $  1,438,717       $  3,203,990
  Short-term investments                             -            5,533,703
  Accounts receivable - net                   16,578,194         17,434,115
  Inventories - net                           20,335,264         19,318,522
  Refundable income taxes                      1,176,544          2,921,145
  Deferred income taxes                        5,601,732          2,901,201
  Other current assets                         1,395,040          2,634,085
                                            -------------------------------

    Total current assets                    $ 46,525,491       $ 53,946,761
                                            -------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                   1,018,822          1,018,822
  Buildings                                   22,177,980         22,109,721
  Machinery and equipment                     58,543,640         56,174,718
  Leasehold improvements and other             7,226,065          6,806,493
  Construction in progress                     4,511,035          3,843,792
                                            -------------------------------

    Total                                     93,477,542         89,953,546

  Less accumulated depreciation
   and amortization                          (38,048,667)       (34,379,848)
                                            -------------------------------

    Property, plant and
     equipment - net                          55,428,875         55,573,698
                                            -------------------------------

GOODWILL - net                                 1,156,935            906,708

OTHER ASSETS                                   1,612,600            436,785
                                            -------------------------------
TOTAL                                       $104,723,901       $110,863,952
                                            ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of
   long-term debt                           $  3,703,052       $ 10,710,299
  Accounts payable                            11,772,207          8,330,461
  Joint venture partner payable
   obligations                                 1,356,964                  -
  Accrued liabilities                          3,664,441          3,889,540
                                            -------------------------------

    Total current liabilities                 20,496,664         22,930,300
                                            -------------------------------

LONG-TERM DEBT                                 8,000,000            118,762
                                            -------------------------------

OTHER NONCURRENT LIABILITIES                   1,035,226          2,442,274
                                            -------------------------------

MINORITY INTEREST IN
  PARLEX SHANGHAI                                438,567          4,021,485
                                            -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                   651,321            651,321
  Additional paid-in capital                  60,897,275         60,897,275
  Retained earnings                           14,789,148         21,467,585
  Accumulated other
   comprehensive loss                           (546,675)          (627,425)
  Less treasury stock, at cost                (1,037,625)        (1,037,625)
                                            -------------------------------

    Total stockholders' equity                74,753,444         81,351,131
                                            -------------------------------

TOTAL                                       $104,723,901       $110,863,952
                                            ===============================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                      Three Months Ended                 Nine Months Ended
                                               March 31, 2002     April 1, 2001    March 31, 2002    April 1, 2001
                                                ------------------------------------------------------------------

REVENUES:
Product sales                                    $ 21,266,238      $ 24,873,679      $ 63,563,170      $ 81,396,554
License fees and royalty income                        12,048            15,283            35,086           182,051
                                                 ------------------------------------------------------------------

      Total revenues                               21,278,286        24,888,962        63,598,256        81,578,605
                                                 ------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                            21,285,005        24,904,023        63,175,513        74,423,899
  Selling, general and administrative expenses      3,252,309         4,168,874        10,170,700        12,596,214
                                                 ------------------------------------------------------------------

      Total costs and expenses                     24,537,314        29,072,897        73,346,213        87,020,113
                                                 ------------------------------------------------------------------

OPERATING LOSS                                     (3,259,028)       (4,183,935)       (9,747,957)       (5,441,508)

OTHER INCOME, Net                                       8,879           218,178           231,368           479,313

INTEREST EXPENSE                                     (145,755)         (180,275)         (455,417)         (299,887)
                                                 ------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                 (3,395,904)       (4,146,032)       (9,972,006)       (5,262,082)

BENEFIT FROM INCOME TAXES                           1,715,852           517,550         3,988,802           707,550
                                                 ------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                      (1,680,052)       (3,628,482)       (5,983,204)       (4,554,532)

MINORITY INTEREST                                      12,604            78,337           472,728          (397,019)
                                                 ------------------------------------------------------------------

NET LOSS                                         $ (1,667,448)     $ (3,550,145)     $ (5,510,476)     $ (4,951,551)
                                                 ==================================================================

BASIC LOSS PER SHARE                                   ($0.26)           ($0.56)           ($0.87)           ($0.79)
                                                 ==================================================================
DILUTED LOSS PER SHARE                                 ($0.26)           ($0.56)           ($0.87)           ($0.79)
                                                 =================================================================

Weighted average shares - basic                     6,303,216         6,294,818         6,303,216         6,284,503
                                                 ==================================================================
Weighted average shares - diluted                   6,303,216         6,294,818         6,303,216         6,284,503
                                                 ==================================================================

See notes to unaudited consolidated financial statements

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                    Nine Months Ended
                                                            March 31, 2002     April 1, 2001
                                                            --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    $ (5,510,476)     $ (4,951,551)
                                                              ------------------------------

  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Depreciation and amortization of property,
     plant and equipment and other assets                        4,779,170         4,971,724
    Minority interest                                             (472,863)          397,019
    Changes in current assets and liabilities:
      Accounts receivable - net                                    871,753          (807,209)
      Inventories                                                 (998,429)       (1,293,662)
      Refundable taxes                                           1,753,601        (2,065,277)
      Other assets and deferred taxes                           (3,045,651)          532,524
      Accounts payable and accrued liabilities                   1,471,391          (532,446)
                                                              ------------------------------

        Net cash used for operating activities                  (1,151,504)       (3,748,878)
                                                              ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex subsidiary                                 525,000                 -
  Acquisition of minority interest in Parlex Shanghai           (3,173,283)                -
  Maturities (purchases) of investments available
   for sale, net                                                 5,498,950        (5,373,994)
  Additions to property, plant and equipment
   and other assets                                             (4,367,584)       (6,825,149)
                                                              ------------------------------

        Net cash used for investing activities                  (1,516,917)      (12,199,143)
                                                              ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                      21,121,583        18,840,000
  Payment of bank loans                                        (20,247,411)      (11,088,444)
  Exercise of stock options                                            -             150,226
                                                              ------------------------------

        Net cash provided by financing activities                  874,172         7,901,782
                                                              ------------------------------

Effect of exchange rate changes on cash                             28,976           (87,423)
                                                              ------------------------------

Net decrease in cash and cash equivalents                       (1,765,273)       (8,133,662)

Cash and cash equivalents, beginning of year                     3,203,990        11,949,858
                                                              ------------------------------

Cash and cash equivalents, end of period                      $  1,438,717      $  3,816,196
                                                              ==============================

SUPPLEMENTARY DISCLOSURE OF NONCASH  TRANSACTIONS:

  Effect of tax election on Poly-Flex acquisition             $          -      $  3,197,000
                                                              ==============================

  Acquisition of minority interest in Parlex Shanghai         $  1,356,964      $          -
                                                              ==============================

  Property, plant, equipment and other asset
   purchases financed under capital lease, long-term
   debt and accounts payable                                  $    495,320      $    210,431
                                                              ==============================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.    Management Statement
      --------------------

The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months and nine months ended March 31, 2002 and April 1, 2001. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

We followed the same accounting policies in the preparation of these interim financial statements as described in our annual filing on Form 10-K for the year ended June 30, 2001. This filing should be read in conjunction with our annual report on Form 10-K for the year ended June 30, 2001.

2.    Comprehensive Loss
      ------------------

Comprehensive loss for the three months and nine months ended March 31, 2002 and April 1, 2001 is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                             March 31, 2002     April 1, 2001    March 31, 2002     April 1, 2001
                                             --------------     -------------    --------------     -------------

Net loss                                      $(1,667,448)      $(3,550,145)      $(5,510,476)      $(4,951,551)

Other comprehensive (loss) income:
  Unrealized gain (loss) on short
   term investments                                     -            26,728           (34,751)           48,724
  Foreign currency translation adjustments        (46,815)         (127,873)          115,501          (136,148)
                                              -----------------------------------------------------------------

Total comprehensive loss                      $(1,714,263)      $(3,651,290)      $(5,429,726)      $(5,038,975)
                                              =================================================================

The accumulated other comprehensive (loss) income balance is as follows:

                                                     Unrealized gains            Foreign
                                                       (losses) on           Currency Trans-
                                                  Short Term Investments    lation Adjustments       Total
                                                  ----------------------    ------------------       -----

Beginning balance, July 1, 2001                         $   34,751             $ (662,176)         $ (627,425)
Current period change                                      (34,751)               115,501              80,750
                                                        -----------------------------------------------------
Ending balance, March 31, 2002                          $        -             $ (546,675)         $ (546,675)
                                                        =====================================================

3.    Recent Accounting Pronouncements
      --------------------------------

Effective July 1, 2001, Parlex Corporation and subsidiaries (the "Company") adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit. Upon adoption of SFAS 142 the Company performed an impairment review and concluded that there are no necessary adjustments.

Other intangible assets, which is a component of other assets on the condensed consolidated balance sheets, as of March 31, 2002, are as follows:

                                                                  Other
                                                                Intangible
                                                                  Assets
                                                                ----------

Land use rights                                                 $1,144,835
Other intangible assets                                            109,787
Less: Accumulated amortization                                     (66,788)
                                                                ----------

Other intangible assets, net                                    $1,187,834

The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the quarter ended March 31, 2002 was $7,867. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2001 is as follows:

                                                       Amortization Expense
                                                       --------------------

For year ended June 30, 2002                                 $   20,267
For year ended June 30, 2003                                     29,510
For year ended June 30, 2004                                     25,821
For year ended June 30, 2005                                     25,821
For year ended June 30, 2006                                     25,821
Thereafter                                                    1,060,594
                                                             ----------
                                                             $1,187,834
                                                             ==========

The effect of adoption of SFAS 142 on net income and earnings per share is as follows:

                                              Three Months Ended                   Nine Months Ended
                                      March 31, 2002     April 1, 2001     March 31, 2002     April 1, 2001
                                      --------------     -------------     --------------     -------------

Reported net loss                       $(1,667,448)      $(3,550,145)      $(5,510,476)      $(4,951,551)
Goodwill amortization (net of tax)                -            37,876                 -           236,596
                                        -----------------------------------------------------------------

Adjusted net loss                        (1,667,448)       (3,512,269)       (5,510,476)       (4,714,955)

Adjusted basic loss per share           $     (0.26)      $     (0.56)      $     (0.87)      $     (0.75)
                                        =================================================================

Adjusted diluted loss per share         $     (0.26)      $     (0.56)      $     (0.87)      $     (0.75)
                                        =================================================================

4.    Reclassifications
      -----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

5.    Stock Options
      -------------

On December 4, 2001 the stockholders approved the adoption of the 2001 Employees' Stock Option Plan (the "2001 Plan"). A total of 600,000 shares of common stock (subject to adjustment for capital changes) in the aggregate may be issued under the 2001 Plan.

6.    Long-Term Debt
      --------------

We executed the Second Amendment to our Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000) on April 16, 2002. The agreement provides our bank with a secured interest in all of our assets with exception to our real estate. We may borrow up to a total of $15,000,000 which is currently based on a borrowing base of eligible accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at March 31, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee that varies from 1/4% to 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of March 31, 2002, the unused commitment amounted to $6.9 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of March 31, 2002, we were in compliance with the provisions of the Credit Agreement. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants. As of March 31, 2002 we have, as provided for under our Credit Agreement, converted $8 million of our Credit Agreement borrowings into six LIBOR contracts with maturities between two and five months. The LIBOR plus margin for these contracts varies between 4.12% and 4.36%.

7.    Income Taxes
      ------------

Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions and the generation of tax credits.

8.    Acquisition
      -----------

In 1995, we formed a joint venture, Parlex (Shanghai) Circuit Co. Ltd. ("Parlex Shanghai"). At its formation, we had a 50.1% controlling interest and as such have been consolidating Parlex Shanghai's financial results within our financial statements with minority interest recorded to reflect our partners' 49.9% interest.

On October 22, 2001, we entered into an agreement (the "Agreement") to purchase Shanghai Jinling Co., Ltd.'s ("Jinling") 40% joint venture interest in Parlex Shanghai, bringing our controlling interest to 90.1%. The Agreement requires us to pay Jinling the sum of $2.2 million. As of March 31, 2002, the outstanding balance owed to Jinling is $1,140,000.

The acquisition of Jinling's 40% interest in Parlex Shanghai will be accounted for as a business combination under the purchase method of accounting.

Prior to the acquisition, a distribution of retained earnings was declared based upon the joint venture partners' proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Jinling's distribution approximated $2.3 million and is payable in cash. As of March 31, 2002, the outstanding balance is approximately $217,000.

A preliminary allocation of purchase price has been made to the assets acquired based on their estimated fair market value at the date of acquisition resulting in goodwill of approximately $250,000. Such amount is subject to change based upon the final allocation of purchase price.

We signed a memorandum of understanding with Gul Technologies Singapore Ltd. ("Gul") to enter into a joint venture with us relative to our Asian operations and are currently finalizing the terms of the definitive joint venture agreement. Further, we have an agreement, subject to approval by our Board of Directors, to purchase the remaining 9.9% in Parlex Shanghai.

9.    Other Intangible Assets -Land Use Rights
      ----------------------------------------

In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), our second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China. The purchase of the land use rights will allow us to expand our operations within China.

The purchase price of the land use rights was approximately $1.1 million of which $347,000 has been paid as of March 31, 2002. The rights have been capitalized as intangible assets and will be amortized over their 50 year life.

10.   Inventories
      -----------
Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Work in process and finished goods inventory associated with programs cancelled by customers are reserved as obsolete. Inventories consisted of:

                                     March 31, 2002    June 30, 2001
                                     --------------    -------------

Raw materials                         $ 7,399,370      $ 6,766,359

Work in process                         8,936,641        8,861,718

Finished goods                          3,999,253        3,690,445
                                      ----------------------------
Total                                 $20,335,264      $19,318,522
                                      ============================

11.   Revenue Recognition Policy
      --------------------------

Revenue on product sales is recognized when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 17. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements in our Annual Report of Form 10-K for the year ended June 30, 2001. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management which subjects them to an inherent degree of uncertainty. In applying its accounting policies, our management uses its best judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Critical Accounting Policies
----------------------------

Revenue recognition and accounts receivable. We recognize revenue when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience.

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on our estimate of expected future product demand. Our estimates of future product demand may differ from actual demand and, as such our estimate of the provision required for excess and obsolete inventory may change, which we would record in the period such determination was made.

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which, we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

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

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of our automotive related products utilizing our PalFlex (r) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China. We signed a memorandum of understanding with Gul to enter into a joint venture with us relative to our Asian operations and are currently finalizing the terms of the definitive joint venture agreement. Further, we have an agreement, subject to approval by our Board of Directors, to purchase the remaining 9.9% interest in Parlex Shanghai.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.

                                                       Three Months Ended                   Nine Months Ended
                                                 March 31, 2002    April 1, 2001    March 31, 2002    April 1, 2001
                                                 --------------    -------------    --------------    ------------

Total revenues                                       100.0 %          100.0 %           100.0 %          100.0 %
Cost of products sold                                100.0 %          100.1 %            99.3 %           91.2 %
                                                     ----------------------------------------------------------

Gross Profit                                           0.0 %           (0.1)%             0.7 %            8.8 %
Selling, general and administrative expenses          15.3 %           16.7 %            16.0 %           15.4 %
                                                     ----------------------------------------------------------

Operating loss                                       (15.3)%          (16.8)%           (15.3)%           (6.6)%
Loss from operations before benefit from
  income taxes and minority interest                 (16.0)%          (16.7)%           (15.7)%           (6.5)%
                                                     ---------------------------------------------------------
Net loss                                              (7.8)%          (14.3)%            (8.7)%           (6.1)%
                                                     ==========================================================

Three Months Ended March 31, 2002 Compared to
---------------------------------------------
Three Months Ended April 1, 2001
--------------------------------

Total Revenues. Our total revenues were $21.3 million for the three months ended March 31, 2002 compared to $24.9 million for the three months ended April 1, 2001, representing a decrease of $3.6 million, or 14%.

Reductions in revenues are attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. We experienced significant reductions in revenues from our customers in the telecommunications and networking, and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within which there will be renewed sales due to the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate significantly in the future.

Cost of Products Sold. Cost of products sold were $21.3 million, or 100% of total revenues, for the three months ended March 31, 2002, compared to $24.9 million, or 100% of total revenues for the comparable period in the prior year.

We experienced unfavorable manufacturing variances of $5 million or 23% of total revenues for the three months ended March 31, 2002. This was due to excess manufacturing capacity associated with a 14% decrease in revenues for this period compared to the three months ended April 1, 2001. In addition, for the quarter ending March 31, 2002 cost of products sold includes a $41,000 charge for severance costs associated with a reduction in workforce. To counteract the excess manufacturing capacity, we have implemented a plan to further reduce manufacturing expenses and consolidate or relocate lower margin products to our lower cost operations in China and Mexico. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.3 million, or 15% of total revenues, for the three months ended March 31, 2002, and $4.2 million or 17% of total revenues for the same period in the prior year representing a decrease of $900,000, or 21%. The decrease in selling, general and administrative expenses is attributable to lower costs arising from a reduction in personnel and lower commission expense. The three months ended March 31, 2002 includes a $32,000 charge for severance costs associated with a reduction in work force and the three months ended April 1, 2001 included a $400,000 charge for bad debt allowance and employee severance costs resulting from the slowdown in our technology markets.

Other Income, Interest Expense, and Benefit from Income Taxes. Other income was $9,000 for the three months ended March 31, 2002, compared to $218,000 for the three months ended April 1, 2001. Other income for the period ended March 31, 2002 consisted primarily of gains on the sale of equipment compared to $110,000 received for the three months ended April 1, 2001 for the settlement of legal claims associated with our Methuen building addition and interest income earned on our short-term investments.

Interest expense was $146,000 for the three months ended March 31, 2002, compared to $180,000 for the comparable period in the prior year. The decrease in interest expense is due primarily to the change in the average interest rate for the period ending March 31, 2002 compared to the period ended April 1, 2001. The average interest rates were 4.36% and 8.63% for the quarter ending March 31, 2002 and April 1, 2001, respectively. The outstanding balances on our revolving credit line were $8 million and $7.7 million at the quarter ending March 31, 2002 and April 1, 2001, respectively.

Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $3.4 million for the three months ended March 31, 2002, compared to a loss of $4.1 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately 51% in the three months ended March 31, 2002 and 12% for the comparable period in the prior year. Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions and the generation of tax credits. Accordingly, changes to our estimated annual effective tax rate are recorded in the period of that change.

Nine Months Ended March 31, 2002 Compared to
--------------------------------------------
Nine Months Ended April 1, 2001
-------------------------------

Total Revenues. Our total revenues were $63.6 million for the nine months ended March 31, 2002 compared to $81.6 million for the nine months ended April 1, 2001, representing a decrease of $18 million, or 22%.

Reductions in revenues are attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. We experienced significant reductions in revenues from our customers in the telecommunications and networking, and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within which there will be renewed sales due to the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate significantly in the future.

Licensing and royalty fees. Licensing and royalty fees were $35,000 for the nine months ended March 31, 2002 compared to $182,000 for the same period in 2001. The nine month period ending April 1, 2001, included the receipt of the final installment payment under the terms of our patent assignment agreement with Polyclad Laminates, Inc. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near future.

Cost of Products Sold. Cost of products sold were $63.2 million, or 99% of total revenues, for the nine months ended March 31, 2002, compared to $74.4 million, or 91% of total revenues for the comparable period in the prior year.

We experienced unfavorable manufacturing variances of $14 million or 22% of total revenues for the nine months ended March 31, 2002. This was due to excess manufacturing capacity associated with a 22% decrease in revenues for this period compared to the nine months ended April 1, 2001. In addition, the nine months ended March 31, 2002 includes a $180,000 charge for severance costs associated with a reduction in workforce. To counteract the excess manufacturing capacity, we have implemented a plan to further reduce manufacturing expenses and consolidate or relocate lower margin products to our lower cost operations in China and Mexico. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.2 million, or 16% of total revenues, for the nine months ended March 31, 2002, and $12.6 million or 15% of total revenues for the same period in the prior year representing a decrease of $2.4 million, or 19%. The decrease in selling, general and administrative expenses is attributable to lower costs arising from a reduction in personnel and lower commission expense. The nine months ended April 1, 2001 included a $400,000 charge for bad debt allowance and employee severance costs associated with the slowdown in our technology markets.

Other Income, Interest Expense, and Benefit from Income Taxes. Other income was $231,000 for the nine months ended March 31, 2002, compared to $479,000 for the nine months ended April 1, 2001. Other income consists primarily of interest income earned on our short-term investments, and the decrease is associated with lower investment balances.

Interest expense was $455,000 for the nine months ended March 31, 2002, compared to $300,000 for the comparable period in the prior year. The increase in interest expense is due to the increased amount of average borrowings required to finance working capital and capital expenditure needs. The average daily loan balance on our revolving credit line was $7.7 million and $3.0 million for the nine month period ended March 31, 2002 and April 1, 2001, respectively.

Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $10 million for the nine months ended March 31, 2002, compared to a loss of $5.3 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately 40% in the nine months ended March 31, 2002 compared to an effective tax rate of 13% for the comparable period in the prior year. The increase in the effective tax rate resulted from net operating losses in higher tax jurisdictions and an increased amount of available tax credits.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, we had approximately $1.4 million in cash and cash equivalents.

Net cash used by operations during the nine months ended March 31, 2002 was $1.2 million. Operating losses of $5.5 million adjusted for minority interest, depreciation and amortization used $1.2 million of operating cash. This was offset by $53,000 generated from a reduction in our working capital requirements including collection of $1.8 million of refundable taxes.

Net cash used by investing activities was $1.5 million for the nine months ended March 31, 2002. These funds were used to purchase $4.4 million of capital equipment and other assets, and acquire our joint venture partner's 40% minority interest in Parlex Shanghai for $3.2 million. Cash generated from investing activities included the sale of higher-yielding investment grade corporate and United States Government debt securities of $5.5 million and $525,000 received from Cookson Group plc as final settlement related to our 2000 acquisition of the Poly-Flex business. Cash provided by financing activities was $874,000 for the nine months ended March 31, 2002 which represents the net borrowings and repayments on our bank debt.

We executed the Second Amendment to our Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000) on April 16, 2002. The agreement provides our bank with a secured interest in all of our assets with exception to our real estate. We may borrow up to a total of $15,000,000 which is currently based on a borrowing base of eligible accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at March 31, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily unused portion of the bank's commitment. Interest is payable monthly. As of March 31, 2002, the unused commitment amounted to $6.9 million. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of March 31, 2002, we were in compliance with the provisions of the Credit Agreement. The Credit Agreement permits us to pay cash dividends to the extent such payment would not cause us to violate the aforementioned covenants.

As of March 31, 2002 we have, as provided for under our Credit Agreement, converted $8 million of our Credit Agreement borrowings into six LIBOR contracts with maturities between two and five months. The LIBOR plus margin for these contracts varies between 4.12% and 4.36%.

As of March 31, 2002, we owed Jinling a balance of $1,140,000 for the purchase of its minority interest in Parlex Shanghai and a balance of $217,000 on its distribution of retained earnings based upon Jinling's proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Interest accrues, on these unpaid balances, as of March 31, 2002 at .03% per day, if these balances are not paid by May 15, 2002. Although we anticipate finalizing the terms of a joint venture agreement with Gul Technologies Singapore Ltd., ("Gul"), the terms of which would require Gul to purchase an interest in certain of our existing subsidiaries for cash, our ability to fund future capital needs and research and development would be adversely affected if the joint venture agreement is not completed.

We believe that our cash on hand, our anticipated cash flow from operations, and the amounts to be made available under our domestic and foreign financing agreements should be sufficient to meet our anticipated needs for at least the next 12 months.

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

We maintain a portion of our cash and cash equivalents in financial instruments with maturities of one month. These financial instruments are subject to interest rate risk and will change in value if interest rates fluctuate. Due to the short duration of these financial instruments, an immediate decrease in interest rates would not have a material adverse effect upon our financial position. As of March 31, 2002, we had no funds invested in these financial instruments.

We also have a revolving credit line, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime rate and LIBOR are affected by changes in market interest rates. As of March 31, 2002, we owe approximately $8 million under the terms of the Credit Agreement. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR borrowings. We believe that a 10% change in interest rates would not have a significant impact upon our financial position or results of operations.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

A substantial, and growing, portion of our business is conducted in Asia and the United Kingdom. Therefore our future results could be affected by fluctuations in the dollar's value against other currencies, specifically the Chinese Renminbi, in the case of Parlex Shanghai and Parlex Interconnect, and the British Sterling, in the case of Poly-Flex Circuits Limited. The effect of foreign currency fluctuations on long term assets for the period ended

March 31, 2002 was an increase of $116,000 and the cumulative historical effect, since 1995, was a decrease of $547,000, as reflected in our Consolidated Balance Sheets as accumulated other comprehensive loss. Although exchange rates between the dollar and the Renminbi have remained stable, exchange rates between the dollar and the British Sterling have fluctuated significantly in recent years. We do not believe that the effect of foreign currency fluctuation is material to our results of operations as the expenses related to our foreign currency revenues are recorded in the same currency. However, the value of assets recorded on our Consolidated Balance Sheets may be materially impacted by foreign currency translation, as well as the translated amounts of revenues and expenses. Nonetheless, we do not plan to modify our business practices.

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

Factors That May Affect Future Results
--------------------------------------

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined under the federal securities laws. Our actual results of operations may differ significantly from those contemplated by such forward-looking statements as a result of various risk factors beyond our control, including, but not limited to, economic conditions in the electronics industry, particularly in the principal industry sectors we serve, changes in customer requirements and in the volume of sales to principal customers, competition and technological change, and other one-time events including, but not limited to, recent terrorist attacks and other important factors disclosed previously, including our failure to enter into a definitive joint venture with Gul relative to our Asian operations, and from time to time in other filings we have made with the U.S. Securities and Exchange Commission.

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - See Exhibit Index to this report.

      (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended March 31, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARLEX CORPORATION

                                       By: /s/ Peter J. Murphy
                                       -----------------------
                                       Peter J. Murphy
                                       President and Chief Executive
                                       Officer

                                       By: /s/ Robert A. Rieth
                                       -----------------------
                                       Robert A. Rieth
                                       Senior Vice President& CFO
                                       (Principal Accounting and
                                       Financial Officer)

                                       May 14, 2002
                                       --------------
                                       Date

                                EXHIBIT INDEX

EXHIBIT      DESCRIPTION OF EXHIBIT
             ----------------------

10-W Second Amendment dated April 16, 2002 to Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank (filed as Exhibit 10-S to Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on March 15, 2000.