Form 10-K
period 2002-06-30
PARLEX CORP
filed 2002-09-30
CIK 724988

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

                   For the Fiscal Year Ended June 30, 2002

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

The aggregate market value of common stock held by non-affiliates of the registrant as of September 19, 2002 was $74,377,949.

The number of shares outstanding of the registrant's common stock as of September 19, 2002 was 6,303,216 shares.

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

                                   PART I

Item 1. Business
----------------

                                  Overview

We are a leading provider of flexible interconnect solutions to the automotive, telecommunications and networking, diversified electronics, aerospace, home appliance, computer markets, radio frequency identification
(RFID) and smart cards. Our product offerings, which we believe are the broadest of any company in the flexible interconnect industry, include flexible circuits, laminated cable, flexible interconnect hybrid circuits, and flexible interconnect assemblies.

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

We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers, or OEMs, in our target markets, including Hewlett-Packard, Raytheon, Motorola, Dell Computer, Siemens, and Whirlpool. We have a global presence and operate seven manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 14 of our financial statements and is incorporated herewith by reference.

Industry Background

Over the past two decades, electronic systems have become smaller, lighter and more complex, while demands for increased performance at lower costs have increased dramatically. The demand for more portable electronic packaging has also increased. As two-dimensional rigid printed circuit boards, a conventional form of electronic interconnect packaging, limit the options available to design engineers, the demand for three-dimensional, flexible interconnect solutions has increased. In addition to their improved packaging and performance characteristics, they offer superior heat dissipation characteristics compared to conventional circuits, making flexible interconnects attractive for use in advanced, high-speed electronics. The IPC
- Association Connecting Electronics Industries, an international trade organization, estimates that worldwide sales of flexible circuits alone in 2000 were approximately $3.9 billion.

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

We consider the following trends important in understanding the flexible interconnect industry:

Miniaturization, Portability and Complexity of Electronic Products

High-performance electronic products, such as cellular phones, laptop computers and personal digital assistants, continue to become more compact, portable and contain greater functionality. The complexity of these new products requires flexible interconnects with smaller size, lighter weight, greater circuit and component density, better heat dissipation properties, higher frequencies and increased reliability. As electronic products become increasingly sophisticated, electronic interconnect suppliers will require greater engineering expertise and investment in manufacturing and process technology to produce high-quality electronic interconnect products on time, in volume and at acceptable cost.

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

Our Solution

We combine creative engineering design capabilities with innovative manufacturing processes and materials to provide our customers with a complete and cost-effective flexible interconnect solution. We believe that our processes and technologies allow us to produce superior flexible interconnect solutions at a competitive cost. In addition, because we are able to produce a broad range of flexible interconnects ranging from low-cost laminated cable to more expensive high-performance multilayer and rigid-flexible interconnects, we are able to provide our customers with a product that most efficiently meets their demands for functionality.

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

Once the design is completed, we apply our experience with materials and manufacturing processes to produce a flexible interconnect solution that meets our customer's objectives. We have developed materials and processes that provide customers improved performance at a competitive production cost. In addition, we provide a dedicated quick-turn capability for producing prototype flexible interconnects and supporting our customers' needs for limited quantities of flexible interconnects on short notice. We believe that we are one of the few volume manufacturers of flexible interconnects to offer this valuable service in a dedicated facility. When customers come to us for prototype development of a flexible interconnect, we believe that we enjoy a competitive advantage in pursuing the subsequent volume production of that flexible interconnect. Over the past several years we have gained substantial experience in producing products in high volume, and we believe this expertise is a key factor in our ability to provide customers with cost-effective, flexible interconnect solutions.

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

Our Strategy

Our objective is to be the flexible interconnect supplier of choice for customers in our target markets. Our strategy to achieve this objective includes the following key elements:

Develop Innovative Processes and Materials

We believe that our ability to develop innovative processes and materials enhances our opportunity for growth within our target markets. We intend to continue to focus our development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable us to produce, at reduced cycle times, cost-effective flexible interconnects that are reliable and improve product performance. Our PALFlex(R), PALCoat(R), U-Flex(R), PALCore(R) HP, Polysolder(R) and AutoNet(R) technologies are examples of some of our innovative materials and manufacturing processes.

Offer the Broadest Range of Products and Services in the Flexible
Interconnect Industry

We offer product lines that service virtually all of our customers' flexible interconnect needs. We are not aware of another company in the flexible interconnect industry that provides a broader range of products and services. Our product line includes flexible and rigid-flexible circuits from 1 to 24 layers, laminated cable, flexible interconnect hybrid circuits, flexible interconnect assemblies and, surface mount assembly capabilities. We offer products using a variety of materials, including adhesiveless and adhesive-based polyimide, polyester, and polymer thick film technologies. This wide product range enables us to remain the flexible interconnect supplier of choice to customers even when their functional requirements change.

Develop Strategic Relationships with Key Customers

We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex(R), PALCore(R), PALCore(R) HP, PALCoat(R), and HIS+(C) with the knowledge that successful development would result in immediate market acceptance.

Diversify Customer Base across Specific Markets

We seek to serve a variety of markets to help mitigate the effects of economic cycles in any one industry. We believe our diversification among the major segments provides greater insight into emerging technological requirements. For example, we applied our proprietary knowledge of shielding and impedance control which was developed for the laptop computer market to gain a competitive advantage in the telecommunications and networking market.

Expand Global Presence

We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and the east and west coasts of North America. In 1995 we established a joint venture in China, Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") , to serve the emerging flexible circuit market throughout Asia and to produce specific products more cost-effectively for North America's customers. In May 1998, we leased a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities. In April 1999, we purchased a facility in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. This facility also supports several customers who use Parlex Shanghai for high volume production. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. In March 2000, we acquired Poly-Flex which has manufacturing facilities in Rhode Island and the United Kingdom. This acquisition positions us to further expand our sales presence in Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

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

Diversified Electronics

The diversified electronics market, which we define to include medical electronics, encompasses many applications. Virtually any electronic device which requires tight packaging, lightweight or high reliability is a product that could incorporate flexible interconnects. Typical applications include electronic scales, industrial controls, metering devices, scanners, sensors and medical monitoring and testing equipment.

Aerospace

Aerospace electronics were at one time the primary applications for flexible circuitry. Because of product complexity and space restrictions, aerospace applications often require multilayer rigid-flexible circuits. Typical applications are navigation systems, flight controls, displays, communications equipment and munitions. We believe that procurement of flexible interconnects will experience modest growth. We believe that the trend toward "smart" military systems will continue to drive demand for flexible interconnects in this segment.

Home Appliance

The home appliance market is beginning to make the transition from electro-mechanical controls to electronic controls containing intelligence and display. Over time, appliances are expected to become more technologically advanced. The utility and ease of use and repair associated with flexible interconnects make them especially suitable for these applications. Our primary application today is the dishwasher market but we have targeted the laundry market for growth.

Computer

Demand for flexible circuits and laminated cable in the computer market is driven by short product life cycles as consumers demand increasingly powerful, less expensive, smaller, faster and lighter equipment. Disk drives represent the largest application for flexible circuits in this market. Other applications include personal computers, notebook displays, personal digital assistants, mass storage devices and peripheral equipment such as scanners, printers and docking stations.

Radio Frequency Identification (RFID) and Smart Cards

The emerging identification and tracking market is based upon next generation identification tags generating radio frequency signals which in some cases are attached to an antenna. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, ATM and credit cards, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications. We have recently entered into a multiyear agreement to provide substrates for a major producer of smartcards.

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

      Double-Sided                             Engine Control Units
                                               Laptop Computers
                                               Cellular Phones (Including
Batteries)
                                               Engine Sensors
                                               Smart Cards

      Multilayer and Rigid-Flexible            Engine Control Units
                                               Computer Networks
                                               Network Switching Systems
                                               Aircraft Displays
                                               Automotive Transmission
Systems

      Polymer Thick Film                       Business Phones
                                               Disposable Medical Devices
                                               Appliances
                                               Radio Frequency Identification

      Laminated Cable                          Postage Meters
      ---------------                          Automotive Sound Systems
                                               Notebook Computers
                                               Industrial Controls




                                               Electronic Scales

      Flexible Interconnect Hybrid Circuits    Total Vehicle Interconnection
      -------------------------------------    Printers
                                               Sensors
                                               Scanning Devices
                                               Night Vision Systems

      Flexible Interconnect Assemblies         Aircraft Identification
Systems
      --------------------------------         Sensors
                                               Scanning Devices
                                               Batteries for Portable
Products
                                               Disk Drives
                                               Night Vision Systems
                                               Personal Computers

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

Our Customers

Our customers are a diverse group of OEMs that serve a variety of industries. Our largest 20 customers based on sales accounted for approximately 60% of total revenues in fiscal 2000, 55% in fiscal 2001, and 44% in fiscal 2002. Our major end-customers include: BAE, Dell Computer, Delphi, Hewlett-Packard, Hitachi, Infineon, Johnson Controls, Maytag, Motorola, Pitney Bowes, Raytheon, Samsung, Siemens, Visteon, and Whirlpool. To support these end customers, we work closely with major electronics manufacturing services
(EMS) companies such as Flextronics, Solectron, and Celestica.

Sales and Customer Service

In fiscal 2002, we realigned our sales and marketing organization to support a very dispersed customer base. We established a corporate sales organization that is regionally focused and provides local support to the various customer engineering, procurement, and operations teams. The transition to a regionally based sales organization improves program support throughout the entire product life cycle. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. These regional organizations include direct sales engineers and independent manufacturers' representatives. To support the sales effort, we have established field applications engineering offices in Arizona, Michigan, and New York.

Complementing the restructured sales force are robust product line organizations within each of the manufacturing organizations. Led by a product line manager, this group provides technical marketing, research and development input, and sustaining customer support for our customer base.

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

Our computer-aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The manufacturing process varies a great deal from product to product. Although there is no standard process, significant elements of production are highlighted below:


                                  Polymer Thick Film
Etched Flexible Circuit            Flexible Circuit            Laminated
Cable
-----------------------           ------------------           -------

   Drilling                Convert/Condition Substrate         Lamination
   Plating                 Screen Print                        Slitting
   Photoimaging            Diecut                              Conductor
Forming
   Etching                 Conductive Adhesive                 Injection
Molding
   Lamination              Surface Mount/Flip Chip Assembly    Shielding
   Electrical Testing      Electrical Testing                  Laser Skiving
   Assembly                                                    Assembly

In fiscal 1999, we added 60,000 square feet to our Methuen, Massachusetts facility, 12,000 square feet to our Salem, New Hampshire facility and 10,000 square feet to our Shanghai, China facility. Additionally, we purchased over $6.7 million of new equipment in fiscal 2002. Our acquisitions of Dynaflex in fiscal 1999 and Poly-Flex in fiscal 2000 gave us a full complement of flexible circuit manufacturing equipment and an additional 19,000 and 95,500 square feet of facility capacity, respectively. In fiscal 2001, we added capacity in Shanghai of 52,000 square feet and relocated our Dynaflex operations to a more efficient 16,800 square foot facility.

During fiscal 2002, we continued to focus on cost reduction initiatives. Core to this strategy is relocation of high volume low cost manufacturing from the U.S. to China and Mexico. In June 2002, we agreed to close our Salem, New Hampshire facility and transfer our laminated cable business to Methuen, better utilizing our excess capacity. We believe that we now have sufficient capacity to meet forecast demand in the U.S. operations for the next several years.

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

Competition

Our business is highly competitive. We compete against other manufacturers of flexible interconnects as well as against manufacturers of rigid-printed circuits. In addition to competing with industry peers who produce flexible circuitry (etched), laminated cable, and polymer think film products, we also compete with alternative technology leaders in the rigid printed circuit, wire harness and cable, and connector industries. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. We believe that we compete favorably on all of these competitive factors, but believe that our competitive strength is in our ability to apply technology to reduce cost. We compete against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great.

Intellectual Property

We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 22 patents issued, and have 21 patent applications pending, in the United States and have several corresponding foreign patent applications pending. We have obtained federal trademark registrations for PALFlex(R),

PALCore(R), U-Flex(R), PALCoat(R), Polysolder(R), and HSI and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

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

Environmental Regulations

Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in fiscal 2002. We estimate that the total capital expenditures in fiscal 2002 and 2003 associated with environmental compliance will be $100,000.

Employees

As of June 30, 2002, we employed approximately 601 people in the United States. Of these employees, 562 were direct employees of Parlex and 39 worked for interim staffing agencies. In addition, we employed approximately 241 people in Mexico, approximately 117 people in the United Kingdom and approximately 1,033 people in China. We are not party to any collective bargaining agreement and we believe our relations with our employees are good.

Item 2. Properties
------------------

                                 Facilities

Our facilities at June 30, 2002 are:


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

Shanghai, China                55,000      Leased (lease expires     Single- and double-sided
                                           in August 2004)           flexible circuit manufacturing

Shanghai, China                34,000      Leased (month-to-month)   Single- and double-sided
                                                                     flexible circuit manufacturing

Empalme, Sonora, Mexico        38,000      Leased (lease expires     Finishing and assembly operations
                                           in January 2005)

San Jose, California           16,800      Leased (lease expires     Prototype and quick-turn operations
                                           in December 2008)

In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), our second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China. The purchase of the land use rights will allow Parlex Interconnect to expand its operations within China. The purchase price of the land use rights was approximately $1.1 million.

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


                                           High         Low
                                           ----         ---

Fiscal Year Ended June 30, 2002
First Quarter                             $13.47      $ 8.90
Second Quarter                            $15.80      $ 8.70
Third Quarter                             $15.80      $12.00
Fourth Quarter                            $13.11      $11.50
Fiscal Year Ended June 30, 2001
First Quarter                             $44.75      $15.00
Second Quarter                            $17.19      $11.75
Third Quarter                             $13.38      $ 9.50
Fourth Quarter                            $13.61      $ 8.91

On June 30, 2002, the closing sale price of our common stock as reported on the Nasdaq National Market was $12.10 per share and there were 98 holders of record of our common stock.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------


                                                                 Fiscal Year Ended June 30,
                                                2002          2001         2000(a)       1999(b)        1998
                                                ----          ----         -------       -------        ----
                                                            (in thousands, except per share data)

Consolidated Statements of Operations
 Data:
Total revenues                                $ 87,056      $103,620      $101,839      $ 67,047      $ 60,275
Cost of products sold                           90,294        97,460        76,614        52,785        47,304
                                              --------      --------      --------      --------      --------
Gross (loss) profit                             (3,238)        6,160        25,225        14,262        12,971
Selling, general and administrative
 expenses                                       14,049        17,706        14,097         9,715         8,272
                                              --------      --------      --------      --------      --------

Operating (loss) income                        (17,287)      (11,546)       11,128         4,547         4,699
(Loss) income from operations before
 income taxes and minority interest            (17,724)      (11,517)       10,473         4,681         5,130
Net (loss) income                             $(10,388)     $ (6,199)     $  6,335      $  3,020      $  3,157
                                              ========      ========      ========      ========      ========

Net (loss) income per share:
Basic                                         $  (1.65)     $  (0.99)     $   1.31      $   0.65      $   0.73
                                              ========      ========      ========      ========      ========
Diluted                                       $  (1.65)     $  (0.99)     $   1.28      $   0.63      $   0.71
                                              ========      ========      ========      ========      ========

Weighted average shares outstanding:
Basic                                            6,303         6,289         4,842         4,662         4,296
Diluted                                          6,303         6,289         4,940         4,771         4,466


                                                                 Fiscal Year Ended June 30,
                                                2002          2001         2000(a)       1999(b)        1998
                                                ----          ----         -------       -------        ----
                                                                       (in thousands)

Consolidated Balance Sheet Data:
Working capital                               $ 22,320      $ 31,016      $ 38,752      $ 18,762      $ 26,286
Total assets                                   106,054       110,864       115,341        63,521        56,181
Current portion of long-term debt                3,561        10,710         1,483           619           432
Long-term debt, less current portion            12,000           119           360         1,632         1,166
Stockholders' equity                            70,141        81,351        87,790        45,333        41,591

(a)   Includes Poly-Flex beginning March 1, 2000.
(b)   Includes Dynaflex beginning April 30, 1999.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Annual Report on Form 10-K and with "Factors That May Affect Future Results" set forth on page 22. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, and in Part IV, Item 14 "Exhibits, Financial Statement Schedule and reports on Form 8-K". However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires that we make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable. We recognize revenue when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand and, as such our estimate of the provision required for excess and obsolete inventory will change, which we will record in the period such determination was made.

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

Overview

We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, aerospace and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $24.8 million in property and equipment and approximately $17.3 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, Shanghai Jinling Co., Ltd's ("Jinling"), increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of our automotive related products utilizing our PalFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China.

Recent Acquisitions

On March 1, 2000, we acquired the businesses of Poly-Flex Circuits, Inc. and Poly-Flex Circuits Limited (collectively "Poly-Flex"), wholly owned subsidiaries of Cookson Group plc, for a purchase price, including acquisition costs, of approximately $19.7 million. This acquisition further diversified our product offerings by providing us with polymer thick film and surface mount assembly capabilities. Poly-Flex has manufacturing facilities in Cranston, Rhode Island and the United Kingdom.

Results of Operations

The following table sets forth, for the periods indicated, selected items in our statements of income as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                            Fiscal Year Ended June 30,
                                          ------------------------------
                                           2002        2001        2000
                                           ----        ----        ----

Total revenues                            100.0%      100.0%      100.0%
Cost of products sold                     103.7%       94.1%       75.2%
Gross (loss) profit                        (3.7%)       5.9%       24.8%
Selling, general and administrative
 expenses                                  16.1%       17.1%       13.8%
Operating (loss) income                   (19.9%)     (11.1%)      10.9%
(Loss) income from operations before
 income taxes and minority interest       (20.4%)     (11.1%)      10.3%
Net (loss) income                         (11.9%)      (6.0%)       6.2%

Comparison of years ended June 30, 2002, 2001, and 2000

Total Revenues. Total revenues for fiscal 2002 were $87.1 million, a decrease of 16% from $103.6 million reported in fiscal 2001. Revenues were generated primarily from product sales with decreases in each of our principal product lines, flexible circuits (14%) and laminated cable (23%).

Reductions in revenues are attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. This downturn has had a significant impact on Parlex's customers and their end markets. We experienced significant reductions in revenues from our customers in the telecommunications and networking, and computer peripheral markets, which affected all of our manufacturing operations. While sales are expected to increase, we are not able to predict the time frame within which there will be renewed sales due to the economic uncertainty in these markets, and there is no assurance that sales will not fluctuate significantly in the future. Revenue decline was partially offset by improved performance in the military, automotive, and home appliance markets.

In fiscal 2001, total revenues were $103.6 million, an increase of 2% from $101.8 million reported in fiscal 2000. Our flex circuit operation in Methuen experienced a reduction in product sales of $16.8 million or 31% for fiscal 2001 compared to the same period in fiscal 2000. The decrease in product sales at the Methuen facility was due primarily to a decrease in purchases from customers in the telecommunications industry as a result of excess inventory held by these customers. The decline in product sales from our Methuen operation was offset by the inclusion of additional revenues of $15.6 million from our Poly-Flex operation, acquired in March 2000, and increased sales from our other operations of $4.7 million.

Total revenues included licensing and royalty fees of approximately $50,000 for fiscal 2002, $194,000 for fiscal 2001 and $1,887,000 in fiscal 2000.
Licensing and royalty fees for fiscal 2000 included amounts related to our $1.3 million patent assignment agreement with Polyclad Laminates, Inc. The final installment of the Polyclad agreement was recognized in fiscal 2001. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold. Cost of products sold was $90.3 million, or 104% of total revenues, for fiscal 2002, versus $97.5 million, or 94% of total revenues for fiscal 2001. The increase includes $1.5 million for the elimination of excess facilities, $209,000 for severance costs associated with reductions in workforce, and $3.4 million for increases in inventory reserves and inventory write-downs. In addition, the Methuen operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. In fiscal 2002 these variances totaled approximately $11 million and have been charged to cost of products sold. To improve utilization in fiscal 2003, we will relocate our Salem, New Hampshire laminated cable business to Methuen. In fiscal 2002, a reduction in force eliminated approximately 82 employees, primarily in the United States, through proactive cost controls, improved operational efficiency and reduced manufacturing volume. Inventory reserves were recorded to reflect increased risk from sustained economic downturn in the electronics industry and in particular the telecommunications market.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations. A large portion of the final assembly, inspection, and test procedures previously performed in our Methuen and Salem, New Hampshire facilities are now performed in Mexico. During fiscal 2002 we continued to transfer a significant share of our PalFlex operations to China. The transfer of manufacturing capabilities is costly, however this investment is core to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

In fiscal 2001, cost of products sold was $97.5 million, or 94% of total revenues versus $76.6 million, or 75% of total revenues in fiscal 2000. The increase includes a $2.7 million charge for severance and inventory reserves associated with the slowdown in the technology markets. In addition, the Methuen operation experienced unfavorable manufacturing variances of approximately $12 million or 32% of its total revenues. The manufacturing variances are due to excess manufacturing capacity associated with a 31% decrease in product sales for fiscal 2001. The increase in the cost of products sold in 2001 also includes costs associated with our Poly-Flex operation, which was acquired in March 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million in fiscal 2002, or 16% of total revenues, and $17.7 million or 17% of total revenues for the comparable period in the prior year. The decreases were primarily the result of continued cost controls mandated by current economic conditions. Decreases were partially offset by investment in a regionally focused corporate sales organization. These sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories.

In fiscal 2001, selling, general and administrative expenses were $17.7 million, or 17% of total revenues and $14.1 million or 14% of total revenues for the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to the inclusion of the Poly-Flex operation, which was $3.3 million for fiscal 2001 versus $1.9 million in fiscal 2000. In addition, selling, general and administrative expenses included a charge of $1.4 million for severance and bad debt allowance associated with the slowdown in our technology markets.

Other Income and Interest Expense and Provision for Income Taxes. Other income of $207,000 was primarily comprised of interest income on short-term investments. In fiscal 2001, other income of $501,000 was comprised of interest income from short-term investments and $110,000 received relative to the settlement of legal claims associated with our Methuen building addition.

Interest expense was $644,000 for fiscal 2002, $472,000 for fiscal 2001 and $892,000 for fiscal 2000. The interest expense represents interest incurred on our short and long-term borrowings for working capital needs and interest expense associated with deferred compensation. The increase in fiscal 2000 represents the interest on our borrowings required to finance our Poly-Flex acquisition.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $17.7 million and $11.5 million for fiscal years 2002 and 2001 respectfully. We earned income of $10.5 million for fiscal 2000. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately (39%) for fiscal 2002, (47%) for fiscal 2001 and 28% for fiscal 2000. The decrease in the effective tax rate resulted from net operating losses generated in lower tax jurisdictions and a decreased amount of available tax credits.

Liquidity and Capital Resources

As of June 30, 2002, we had approximately $1.8 million in cash and short-term investments.

Net cash used in operations during fiscal 2002 was $2.5 million. Operating losses of $10.4 million adjusted for minority interest, depreciation and amortization, used $4.4 million of operating cash. This was offset by $1.9 million generated from a reduction in our working capital requirements. Net cash used by investing activities was $3.7 million in fiscal 2002. These funds were used to purchase $5.2 million of capital equipment and other assets, and to acquire our joint venture partner's 40% minority interest in Parlex Shanghai for $4.5 million. Cash generated from investing activities included the sale of higher-yielding investment grade corporate and United States Government debt securities of $5.5 million and $525,000 received from Cookson Group plc as a final settlement related to our fiscal 2000 acquisition of the Poly-Flex business. Cash provided by financing activities was $4.7 million during fiscal 2002, and represented the net borrowings and repayments on our bank debt.

Net cash used in operations during fiscal 2001 was $5.5 million. The decrease in operating cash resulted from an increase in working capital including $4.2 million in payments to our suppliers. Cash used in investing activities was $12.3 million for fiscal 2001. These funds were used to purchase $5.5 million of higher-yielding investment grade corporate and United States Government debt securities and $7.3 million of capital equipment expenditures net of $525,000 received from Cookson Group plc as partial settlement of certain purchase price adjustments related to the Poly-Flex acquisition. Cash provided by financing activities was $9.1 million for fiscal 2001 and represented the net borrowings and repayments of our bank debt and cash received through the exercise of stock options.

In June 2002, our subsidiary, Parlex Interconnect, executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to prepay Parlex Interconnect's two current short-term bank notes with combined outstanding balances of $1.2 million as of June 30, 2002. As of June 30, 2002, no amounts were outstanding under the Loan Agreement. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As a condition of the approval of this Loan Agreement, our subsidiary, Parlex Asia Pacific Ltd., and we have provided a guarantee of the payment of this loan. The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment of our obligation under the Loan Agreement in the event of our default on other financing arrangements. As of August 31, 2002, total borrowings were $3.1 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund future equipment and working capital requirements.

On April 16, 2002, we executed the Second Amendment to our Loan Agreement
(the "Credit Agreement") (originally dated March 1, 2000). The Credit Agreement provided our bank with a secured interest in all of our assets with the exception of our real estate. We may borrow up to a total of $15,000,000, based on a borrowing base of eligible accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at June 30, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. As of June 30, 2002 we have, as provided for under our Credit Agreement, converted $9 million of our Credit Agreement borrowings into 4 LIBOR contracts with maturities of three months. The LIBOR plus margin for these contracts varies between 4.12% and 4.17875%. Interest on the LIBOR contracts is payable at the end of each LIBOR term. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily-unused portion of the bank's commitment. Interest is payable monthly. The Credit Agreement allows us to issue letters of credit, which reduce our availability for borrowings under the Credit Agreement, and which a $100,000 letter of credit is outstanding at June 30, 2002. The Credit Agreement permits us to pay cash dividends to the extent that such payment would not cause us to violate the aforementioned covenants. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets. As of June 30, 2002, we were not in compliance with the restrictive covenants related to income targets and tangible net worth coverage and our outstanding advances under the Credit Agreement exceeded the allowable borrowing base. We received a waiver of all covenant violations at June 30, 2002. We have executed a third amendment to the Credit Agreement as of September 27, 2002 and are now in compliance with all covenants and our advances are within the borrowing base.

On September 27, 2002, we executed the Third Amendment to our Loan Agreement (the "Third Amendment"). The Third Amendment increases our bank's security interest to include a first mortgage on our Methuen, Massachusetts facility. In addition, our total availability for borrowings under the Credit Agreement was reduced to $14,000,000 at September 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen facility, less amounts outstanding under letters of credit. The Third Amendment also amends the restrictive covenants for periods subsequent to June 30, 2002 to remove the interest coverage ratio, amend the definition of minimum tangible net worth, and amend the future income targets. At June 30, 2002 we are in compliance with the restrictive covenants, as amended, and anticipate being in compliance with the terms of the amended agreement for the foreseeable future.

Throughout fiscal 2002 and into fiscal 2003, we took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows and maintain compliance with the restrictive covenants under the Credit Agreement. Our plan includes the following actions: 1) consolidation of some of our manufacturing facilities, including the closing of the Salem, New Hampshire facility during fiscal 2003; 2) the transfer of certain manufacturing processes from our domestic operations to our lower cost international manufacturing operations, particularly those in the People's Republic of China; 3) expand our products in the home appliance, laptop computer, and radio identification frequency and smart card markets; and 4) the continued monitoring and reduction of selling, general and administrative expenses. Furthermore, we are exploring alternative financing arrangements to partially replace or supplement our financing arrangements to provide us with longer-term financing to support our current working capital needs.

We believe that our cash on hand and cash expected to be generated during fiscal 2003 will be sufficient to enable us to meet our financing and operating obligations for the foreseeable future. If we require alternative external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain new external financing. However, there can be no assurance that we will be successful in obtaining such new financing.

Recent Accounting Pronouncements

Effective July 1, 2001, we adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets"("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, we determined we have one reporting unit. Upon adoption of SFAS 142, we performed an impairment review and concluded that there are no necessary adjustments.

Future Adoption of Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. We will adopt SFAS No. 144 as of July 1, 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. We will adopt SFAS No. 145 on July 1, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ("SFAS No. 146"). Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.

We are currently evaluating the impact, but do not expect a material impact, resulting from the adoption of SFAS Nos. 144, 145, and 146 on our consolidated financial position, results of operations, and cash flows.

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

Our business could continue to be materially adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Our operating results have been materially adversely affected as a result of recent unfavorable economic conditions and reduced electronics industry spending. If economic and market conditions do not improve, our business, results of operations or financial condition could continue to be materially adversely affected.

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

Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 60% of our total revenue in fiscal 2000, 55% in fiscal 2001, and 44% in fiscal 2002.

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

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2002, we purchased approximately 23% of our materials from DuPont and Northfield Acquisition Co. doing business as Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

If we acquire additional businesses, these acquisitions will involve financial uncertainties as well as personnel contingencies, and may be risky and difficult to integrate.

We have completed two acquisitions in the past four years and we may acquire additional businesses that could complement or expand our business. Acquired businesses may not generate the revenues or profits that we expect and we may find that they have unknown or undisclosed liabilities. In addition, if we do make acquisitions, we will face a number of other risks and challenges, including: the difficulty of integrating dissimilar operations or assets; potential loss of key employees of the acquired business;

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

We own a 90.1% equity interest in our joint venture in China, Parlex Shanghai, which manufactures and sells flexible circuits. We also operate a facility in Mexico for use in the finishing, assembly and testing of flexible circuit and laminated cable products. We have a facility in the United Kingdom where we manufacture polymer thick film flexible circuits and polymer thick film flexible circuits with surface mounted components and intend to introduce production of laminated cable within the next year. We will continue to explore appropriate expansion opportunities as demand for our products increases.

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

We are dependent upon key members of our management team. In addition, our future success will depend in large part upon our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in hiring or retaining such personnel. We currently maintain a key person life insurance policy in the amount of $1.0 million on each of Herbert W. Pollack and Peter J. Murphy. If we lose the service of Messrs. Pollack or Murphy or one or more other key individuals, or are unable to attract additional qualified members of the management team, our ability to implement our business strategy may be impaired. If we are unable to attract, retain and motivate qualified technical and sales personnel, we may not be able to develop, sell and support our products.

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

Since we sell our flexible interconnect products principally to the automotive, telecommunications and networking, diversified electronics, home appliances, aerospace and computer markets, our future success depends upon the viability of both the United States and global economy. As a result of the recent terrorist attacks and the economic uncertainty created by these events, there exist a significant number of risks which may cause a downturn in any of our market sectors thereby creating a material reduction in our revenues which could be difficult to replace. There can be no assurance that a continuation of the terrorist attacks will not have a material adverse effect upon our business, results of operations or financial condition.

Undetected problems in our products could directly impair our financial results.

If flaws in design, production, assembly or testing of our products were to occur by us or our suppliers, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing, are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

We may have exposure to additional income tax liabilities.

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse affect on our results of operations or financial condition.

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

We also have a $15,000,000 revolving credit line that bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime and LIBOR rates are affected by changes in market interest rates. As of June 30, 2002, we have an outstanding balance under our Credit Agreement of $12,160,000. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR rate borrowings, and therefore believe that our market risk is not material. A 10% change in interest rates would impact interest expense by approximately $40,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of June 30, 2002, of approximately $12.5 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of June 30, 2002 of approximately $5.1 million. We believe that a 10% change in exchange rates may have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of June 30, 2002, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of $3.3 million. As of June 30, 2002, Poly-Flex Circuits Limited had no outstanding debt.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
 of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 20, 2002 (September 27, 2002 as to paragraph 6 of Note 8)

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
---------------------------------------------------------------------------


ASSETS                                            2002              2001

CURRENT ASSETS:
  Cash and cash equivalents                  $  1,785,025      $  3,203,990
  Short-term investments                                -         5,533,703
  Accounts receivable - less allowance
   for doubtful accounts of $1,215,200
   in 2002 and $1,896,100 in 2001              17,665,808        17,434,115
  Inventories - net                            17,588,589        19,318,522
  Refundable income taxes                       1,810,102         2,921,145
  Deferred income taxes                         3,595,659         2,901,201
  Other current assets                          2,030,210         2,634,085
                                             ------------      ------------

      Total current assets                     44,475,393        53,946,761
                                             ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                    1,018,822         1,018,822
  Buildings                                    22,209,273        22,109,721
  Machinery and equipment                      58,267,902        56,174,718
  Leasehold improvements and other              7,499,054         6,806,493
  Construction in progress                      6,467,541         3,843,792
                                             ------------      ------------

      Total                                    95,462,592        89,953,546

  Less accumulated depreciation and
   amortization                               (39,480,757)      (34,379,848)
                                             ------------      ------------

      Property, plant and equipment - net      55,981,835        55,573,698
                                             ------------      ------------

INTANGIBLE ASSETS - NET                         1,155,827            41,530

GOODWILL - NET                                  1,157,510           906,708

DEFERRED INCOME TAXES                           2,850,876                 -

OTHER ASSETS                                      432,488           395,255
                                             ------------      ------------

TOTAL                                        $106,053,929      $110,863,952
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $  3,560,855      $ 10,710,299
  Accounts payable                             13,729,201         8,330,461
  Accrued liabilities                           4,865,058         3,889,540
                                             ------------      ------------

      Total current liabilities                22,155,114        22,930,300
                                             ------------      ------------

LONG-TERM DEBT                                 12,000,000           118,762
                                             ------------      ------------

OTHER NONCURRENT LIABILITIES                    1,327,490         2,442,274
                                             ------------      ------------

MINORITY INTEREST IN PARLEX SHANGHAI              430,204         4,021,485
                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
   authorized, 1,000,000 shares; none
   issued                                               -                 -
  Common stock, $.10 par value -
   authorized, 30,000,000 shares in
   2002 and 2001; issued 6,513,216
   shares in 2002 and 2001                        651,321           651,321
  Additional paid-in capital                   60,897,275        60,897,275
  Retained earnings                             9,911,794        21,467,585
  Accumulated other comprehensive (loss)
   income                                        (281,644)         (627,425)
  Less treasury stock, at cost - 210,000
   shares in 2002 and 2001                     (1,037,625)       (1,037,625)
                                             ------------      ------------

      Total stockholders' equity               70,141,121        81,351,131
                                             ------------      ------------

TOTAL                                        $106,053,929      $110,863,952
                                             ============      ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
---------------------------------------------------------------------------


                                                         2002              2001              2000

REVENUES:
  Product sales                                      $ 87,005,253      $103,426,642      $ 99,952,142
  License fees and royalty income                          50,311           193,547         1,886,602
                                                     ------------      ------------      ------------

      Total revenues                                   87,055,564       103,620,189       101,838,744
                                                     ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of products sold                                90,293,843        97,460,179        76,613,787
  Selling, general and administrative expenses         14,049,040        17,706,049        14,096,704
                                                     ------------      ------------      ------------

      Total costs and expenses                        104,342,883       115,166,228        90,710,491
                                                     ------------      ------------      ------------

OPERATING (LOSS) INCOME                               (17,287,319)      (11,546,039)       11,128,253

OTHER INCOME, Net                                         206,995           501,036           236,812

INTEREST EXPENSE                                         (643,722)         (471,882)         (891,805)
                                                     ------------      ------------      ------------

(LOSS) INCOME FROM OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST                  (17,724,046)      (11,516,885)       10,473,260

BENEFIT (PROVISION) FOR INCOME TAXES                    6,855,127         5,453,245        (2,906,219)

(LOSS) INCOME BEFORE MINORITY INTEREST                (10,868,919)       (6,063,640)        7,567,041

MINORITY INTEREST                                         481,091          (135,845)       (1,231,705)
                                                     ------------      ------------      ------------

NET (LOSS) INCOME                                    $(10,387,828)     $( 6,199,485)     $  6,335,336
                                                     ============      ============      ============

BASIC (LOSS) INCOME PER SHARE                        $      (1.65)     $      (0.99)     $       1.31
                                                     ============      ============      ============

DILUTED (LOSS) INCOME PER SHARE                      $      (1.65)     $      (0.99)     $       1.28
                                                     ============      ============      ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
---------------------------------------------------------------------------


                                                                                          Accumulated     Compre-
                                                   Additional                               Other         hensive
                                Common Stock        Paid-in      Retained     Treasury   Comprehensive     Income
                              Shares     Amount     Capital      Earnings       Stock    Income (Loss)     (Loss)         Total

BALANCE, JULY 1, 1999        4,991,149  $499,115  $24,568,566  $ 21,288,296  $(1,037,625)  $  14,878                   $45,333,230

Comprehensive income
 (loss):
  Net income                         -         -            -     6,335,336            -           -    $  6,335,336     6,335,336
                                                                                                        ------------
  Other comprehensive
   income (loss), net of
   tax:
    Foreign currency
     translation adjustment          -         -            -             -            -           -        (136,020)     (136,020)
    Unrealized loss on
     short-term investments          -         -            -             -            -           -          (1,886)       (1,886)
                                                                                                        ------------
  Other comprehensive
   income (loss)                     -         -            -             -            -    (137,906)       (137,906)
                                                                                                        ------------
  Comprehensive income
   (loss)                                                                                               $  6,197,430
                                                                                                        ============
  Exercise of stock
   options                      42,235     4,223      256,921             -            -           -                       261,144
  Tax benefit arising
   from the exercise of
   stock options                     -         -      132,735             -            -           -                       132,735
  Stock offering, net of
   expenses                  1,452,500   145,250   35,719,787             -            -           -                    35,865,037
                             ---------  --------  -----------   -----------  -----------   ---------                   -----------

BALANCE, JUNE 30, 2000       6,485,884   648,588   60,678,009    27,623,632   (1,037,625)   (123,028)                   87,789,576

Comprehensive income
 (loss):
  Net loss                           -         -            -    (6,199,485)           -           -    $ (6,199,485)   (6,199,485)
                                                                                                        ------------
  Other comprehensive
   income (loss), net of
   tax:
    Foreign currency
     translation adjustment          -         -            -             -            -           -        (539,149)     (539,149)
    Unrealized gain on
     short-term investments          -         -            -             -            -           -          34,752        34,752
                                                                                                        ------------
  Other comprehensive
   income (loss)                     -         -            -             -            -    (504,397)       (504,397)
                                                                                                        ------------
  Comprehensive income
   (loss)                                                                                               $ (6,703,882)
                                                                                                        ============
  Effect of subsidiary
   accounting period change          -         -            -        43,438            -           -                        43,438
  Tax benefit arising
   from the exercise of
   stock options                     -         -       71,773             -            -           -                        71,773
  Exercise of stock
   options and other            27,332     2,733      147,493             -            -           -                       150,226
                             ---------  --------  -----------   -----------  -----------   ---------                   -----------

BALANCE, JUNE 30, 2001       6,513,216   651,321   60,897,275    21,467,585   (1,037,625)   (627,425)                   81,351,131

Comprehensive income
 (loss):
  Net loss                           -         -            -   (10,387,828)           -           -    $(10,387,828)  (10,387,828)
                                                                                                        ------------
  Other comprehensive
   income (loss), net of
   tax:
    Foreign currency
     translation adjustment          -         -            -             -            -           -         380,533       380,533
    Unrealized loss on
     short-term investments          -         -            -             -            -           -         (34,752)      (34,752)
                                                                                                        ------------
  Other comprehensive
   income (loss)                     -         -            -             -            -     345,781         345,781
                                                                                                        ------------
  Comprehensive income
   (loss)                                                                                               $(10,042,047)
                                                                                                        ============
  Distribution of earnings
   in consideration for              -         -            -             -            -           -
  40% interest in Parlex
   Shanghai Circuits Corp.           -         -            -    (1,167,963)           -           -                    (1,167,963)
                             ---------  --------  -----------   -----------  -----------   ---------                   -----------

BALANCE, JUNE 30, 2002       6,513,216  $651,321  $60,897,275   $ 9,911,794  $(1,037,625)  $(281,644)                  $70,141,121
                             =========  ========  ===========   ===========  ===========   =========                   ===========

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
---------------------------------------------------------------------------


                                                                   2002               2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                          $ (10,387,828)      $ (6,199,485)      $  6,335,336
  Adjustments to reconcile net (loss) income
   to net cash provided by (used for)
   operating activities:
    Depreciation and amortization of property,
     plant and equipment and other assets                        6,422,514          6,260,344          4,757,235
    Facility exit costs                                          1,480,000                  -                  -
    Loss on property, plant and equipment                          173,828             74,369                  -
    Tax benefit arising from the exercise of stock options               -             71,773            132,735
    Minority interest                                             (481,091)           135,845          1,231,705
    Changes in current assets and liabilities:
      Accounts receivable - net                                   (115,019)         1,664,805         (1,905,970)
      Inventories                                                1,771,999          1,729,045         (7,758,203)
      Refundable income taxes                                    1,111,043         (2,921,145)                 -
      Other assets and deferred taxes                           (5,701,113)        (2,132,200)          (681,175)
      Accounts payable and accrued liabilities                   3,195,360         (4,215,370)         2,593,122
                                                             -------------       ------------       ------------
        Net cash (used in) provided by operating activities     (2,530,307)        (5,532,019)         4,704,785
                                                             -------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Poly-Flex subsidiary                              525,000            525,000        (20,682,061)
  Acquisition of minority interest in Parlex Shanghai           (4,485,095)                 -                  -
  Maturities (purchases) of investments available for
   sale, net                                                     5,498,951         (5,498,951)         1,605,067
  Additions to property, plant, equipment and other assets      (5,243,605)        (7,311,625)       (10,386,405)
                                                             -------------       ------------       ------------
        Net cash used for investing activities                  (3,704,749)       (12,285,576)       (29,463,399)
                                                             -------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common shares - net                      -                  -         35,865,037
  Proceeds from bank loans                                      28,975,378         23,580,184         30,584,673
  Payment of bank loans                                        (24,243,584)       (14,594,033)       (31,042,251)
  Exercise of stock options and other                                    -            150,226            261,144
                                                             -------------       ------------       ------------
        Net cash provided by financing activities                4,731,794          9,136,377         35,668,603
                                                             -------------       ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             84,297            (64,650)          (136,020)
                                                             -------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,418,965)        (8,745,868)        10,773,969

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     3,203,990         11,949,858          1,175,889
                                                             -------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $   1,785,025       $  3,203,990       $ 11,949,858
                                                             =============       ============       ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
Liabilities assumed in acquisition                           $           -       $          -       $  5,506,000
                                                             =============       ============       ============

Property, plant, equipment and other asset purchases
 financed under capital lease obligations, long-term
 debt, and accounts payable                                  $   1,474,311       $    293,530       $     49,500
                                                             =============       ============       ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
---------------------------------------------------------------------------

1.    BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation - As shown in the consolidated financial statements, the Company incurred net losses of $10,387,828 and $6,199,485 and used $2,530,307 and $5,532,019 of cash in operations for the fiscal years ended June 30, 2002 and 2001, respectively, and at June 30, 2002, was out of compliance with certain financial covenants of its principal external financing agreement, and its outstanding advances under such arrangement exceeded the allowable borrowing base. These results are primarily attributable to the worldwide downturn in the electronics industry.

The Company has received a waiver of all covenant violations at June 30, 2002 and on September 27, 2002, executed an amendment to its principal external financing arrangement. As a result of this amendment, the Company is now in compliance with all financial covenants and its advances are within the amended borrowing base at June 30, 2002. The Company anticipates being in compliance with the terms of the amended Agreement for the forseeable future (see Note 8).

Throughout fiscal 2002 and into fiscal 2003, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions:
1) continuing to consolidate manufacturing facilities, including the closing of the Salem, New Hampshire facility during fiscal 2003; 2) continuing to transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding its products in the home appliance, laptop computer, and radio frequency identification and smart card markets; and 4) continuing to monitor and reduce selling, general and administrative expenses.

Furthermore, management is exploring alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 4). Prior to October 2, 2000, the Company consolidated Parlex Shanghai and its wholly owned subsidiary, Parlex Asia Pacific Limited ("PAPL") on a three-month time lag. Beginning with the quarter ended December 31, 2000, the Company conformed the reporting of Parlex Shanghai and PAPL with its December quarter financial results. Accordingly, the Parlex Shanghai and PAPL net income for the quarter ended September 26, 2000 is reported as an adjustment to retained earnings in the amount of $43,000. Intercompany transactions have been eliminated.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivables, inventory and deferred taxes, useful lives of property, plant, and equipment, certain accrued liabilities including health insurance claims, and the Company's effective tax rate. Actual results could differ from those estimates.

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

Short-Term Investments - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2001, the Company had categorized all securities as "available-for-sale", since the Company could liquidate these investments currently. In calculating realized gains and losses, cost is determined using the specific-identification method. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity.

Inventories - Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. At June 30, inventories consisted of:


                            2002             2001

Raw materials           $ 7,240,945      $ 6,766,359
Work in process           7,382,378        8,861,718
Finished goods            2,965,266        3,690,445
                        -----------      -----------
Total                   $17,588,589      $19,318,522
                        ===========      ===========

Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives: buildings - 30-40 years; machinery and equipment - 2-15 years; and leasehold improvements over the terms of the lease. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. The Company has not recorded any impairment losses during 2002, 2001, or 2000.

Revenue Recognition - Revenue on product sales is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from its customers for a specified amount of product, at a specified price and considers delivery to have occurred at the time of shipment. License fees and royalty income are recognized when earned.

Research and Development - Research and development costs are expensed as incurred and amounted to $6,145,000, $6,906,000 and $4,237,000 for the years ended June 30, 2002, 2001 and 2000, respectively. These amounts are reflected in the Company's cost of products sold.

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

A reconciliation between shares used for computation of basic and dilutive income per share is as follows:


                                       2002           2001           2000

Shares for basic computation        6,303,216      6,289,117      4,842,055
Effect of dilutive stock options            -              -         98,429
                                    ---------      ---------      ---------

Shares for dilutive computation     6,303,216      6,289,117      4,940,484
                                    =========      =========      =========

Antidilutive potential shares not included in per-share calculations for 2002 and 2001 were approximately 471,00 and 320,000 due to the net losses recorded in these years. Antidilutive potential shares not included in the per-share calculation for 2000 were approximately 65,000 as the exercise price of these options exceeded the average market price of the Company's stock for that year.

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

Goodwill - Under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets"("SFAS 142"), if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually. Goodwill associated with the acquisition of a 40% interest in Parlex Shanghai (see Note 4), and the acquisitions of the Poly-Flex and Parlex-Dynaflex businesses was determined to have an indefinite useful life and is therefore not amortized. The Company tests for impairment on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit and concluded that there are no necessary adjustments for impairment at June 30, 2002. The accumulated amortization of goodwill totaled $234,477, $234,477 and $220,100 at June 30, 2002, 2001 and 2000,
respectively.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors. The difference between accounting for stock-based compensation under APB Opinion No. 25 and SFAS No. 123 is disclosed in Note 11.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements -Effective July 1, 2001, the Company adopted the provisions of SFAS No.142. Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit. Upon adoption of SFAS 142 the Company performed an impairment review and concluded that there are no necessary adjustments.

Intangible assets as of June 30, 2002, are as follows:


                                  Land Use
                                   Rights         Patents         Total

Gross cost                       $1,145,784      $ 58,560      $1,204,344
Accumulated amortization            (28,559)      (19,958)        (48,517)
                                 ----------      --------      ----------

Intangible assets, net           $1,117,225      $ 38,602      $1,155,827
                                 ==========      ========      ==========

The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the year ended June 30, 2002 was $14,376. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2002 is as follows:


                                           Amortization Expense

For year ended June 30, 2003                   $   30,403
For year ended June 30, 2004                       30,403
For year ended June 30, 2005                       30,403
For year ended June 30, 2006                       30,403
For year ended June 30, 2007                       30,403
Thereafter                                      1,003,812
                                               ----------

                                               $1,155,827
                                               ==========

If SFAS 142 had been adopted on July 1, 1999, the adjusted net income (loss) and adjusted net income (loss) per share would be as follows:


                                                           Year Ended June 30,
                                           ------------------------------------------------
                                                2002               2001             2000
                                                ----               ----             ----

Reported net income (loss)                 $(10,387,828)      $ (6,199,485)     $ 6,335,336
Add back: Goodwill amortization                       -            250,284          219,162
                                           ------------       ------------      -----------
Adjusted net income (loss)                 $(10,387,828)      $ (5,949,201)     $ 6,554,498
                                           ============       ============      ===========

Basic net income (loss) per share:
Reported net income (loss)                 $      (1.65)      $      (0.99)     $      1.31
Goodwill amortization                                 -               0.04             0.04
                                           ------------       ------------      -----------
Adjusted net income (loss)                 $      (1.65)      $      (0.95)     $      1.35
                                           ============       ============      ===========

Diluted net income (loss) per share:
Reported net income (loss)                 $      (1.65)      $      (0.99)     $      1.28
Goodwill amortization                                 -               0.04             0.05
                                           ------------       ------------      -----------
Adjusted net income (loss)                 $      (1.65)      $      (0.95)     $      1.33
                                           ============       ============      ===========

Future Adoption of Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS No. 144 on July 1, 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however, the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company will adopt SFAS No. 145 on July 1, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3.
The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.

The Company is currently evaluating the impact resulting from the adoption of SFAS Nos. 144, 145, and 146 on the Company's consolidated financial position and results of operations, but does not expect a material impact.

3.    POLY-FLEX ACQUISITION

On March 1, 2000, pursuant to a Stock Purchase Agreement (the "Agreement") dated as of January 21, 2000, by and among the Company and Cookson Group plc and Cookson Investment, Inc. (together, "Cookson"), the Company completed its acquisition of the stock of two Cookson wholly-owned subsidiaries, Poly-Flex Circuits Limited and Poly-Flex Circuits, Inc. (collectively, "Poly-Flex"), for $19,650,000 in cash. Costs associated with the transaction approximated $1,000,000. The acquisition was recorded under the purchase method of accounting. On December 15, 2000, the Company jointly filed with Cookson a tax election with the Internal Revenue Service to account for the transaction as an asset acquisition for tax purposes whereby the assets acquired would be recorded, for tax purposes, at fair value versus their carryover tax basis. Accordingly, the Company adjusted purchase price related to deferred tax liabilities and goodwill in the amount of $2,495,000. In addition, on June 28, 2001, the Company entered into a settlement agreement with Cookson resolving any purchase price or contingent purchase price adjustment between the two companies. The terms of the settlement agreement provided that Cookson pay Parlex $1,050,000 in full settlement of all outstanding claims by both companies relative to any purchase price adjustment. The Company received $525,000 in cash prior to June 30, 2001 and recorded a receivable for an additional $525,000 within other current assets in the consolidated balance sheet at June 30, 2001, which was subsequently received. The final purchase price after this settlement and the tax election is approximately $19,765,000 including acquisition costs of approximately $1,165,000. Accordingly the Company reallocated the purchase price as follows:


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

The following unaudited pro forma summary presents information as if Poly-Flex had been acquired as of the beginning of the Company's fiscal year 2000. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization based on the preliminary allocation of the purchase price of Poly-Flex's net assets, interest expense associated with the debt used to acquire Poly-Flex and adjustments for various allocated charges from Poly-Flex's previous parent. The adjustments do not reflect any benefits from economies which might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies:


                                                    Unaudited
                                                      2000

Revenue                                           $116,908,000
Income from operations                              10,525,000
Net income                                           5,680,000

Net income per share:
  Basic                                           $       1.17
  Diluted                                                 1.15

Shares used to compute net income per share
  Basic                                              4,842,000
  Diluted                                            4,940,000

4.    JOINT VENTURE

In 1995, the Company formed a joint venture, Parlex Shanghai. At its formation, the Company had a 50.1% controlling interest and as such has been consolidating Parlex Shanghai's financial results within its financial statements with minority interest recorded to reflect its partners' 49.9% interest. On October 22, 2001, the Company executed an agreement (the "Agreement") to purchase Shanghai Jinling Co., Ltd's
("Jinling") 40% joint venture interest in Parlex Shanghai , bringing the Company's interest to 90.1%. The Agreement required the Company to pay
Jinling the sum of $2.2 million. The purchase price has been allocated to acquired accounts receivable, inventory, property, plant and equipment, accounts payable, accrued liabilities and debt, and resulted in goodwill of approximately $251,000. Prior to the acquisition, a distribution of retained earnings was declared based upon each joint venture partners' proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Jinling's distribution approximated $2.3 million and was payable in cash. As of June 30, 2002, all amounts due Jinling have been paid. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

5.    OTHER INTANGIBLE ASSETS - LAND USE RIGHTS

In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd., the Company's second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China. The purchase of the land use rights will allow the Company to expand its operations within China. The purchase price of the land use rights was approximately $1.1 million. The rights have been reported within intangible assets on the consolidated balance sheets and are being amortized over their 50-year life.

6.    CASH AND SHORT-TERM INVESTMENTS

A summary of the Company's investments available for sale by major security type at June 30, 2001 was as follows:


                                               Gross        Gross
                              Amortized     Unrealized    Unrealized      Fair
Security Type                    Cost          Gains        Losses        Value

Cash management fund          $  204,596      $     -        $ -        $  204,596
Corporate debt securities      5,294,355       34,752          -         5,329,107
                              ----------      -------        ---        ----------

Total                         $5,498,951      $34,752        $ -        $5,533,703
                              ==========      =======        ===        ==========

All corporate debt securities at June 30, 2001 had contractual maturities of less than one year. The Company had no short-term investments at June 30, 2002.

7.    ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of:


                                         2002            2001

Payroll and related expenses          $1,650,825      $1,369,057
Accrued health insurance                 375,819         350,008
Commissions                              400,411         983,181
Facility exit costs                    1,480,000               -
Other                                    958,003       1,187,294
                                      ----------      ----------

Total                                 $4,865,058      $3,889,540
                                      ==========      ==========

In June 2002, management committed to a plan to consolidate and relocate certain of its manufacturing operations. The Company accrued $755,000 for lease costs, $625,000 for the abandonment of leasehold improvements, and $100,000 for a lease termination penalty, all of which are reported (as cost of sales) in the consolidated statements of operations. No amounts have been paid as of June 30, 2002. The Company's lease agreement, for which certain costs have accrued under this plan, expires in 2004.

8.    INDEBTEDNESS

Long-term debt at June 30 consisted of:


                                         2002             2001

Term notes                            $ 3,310,378      $ 1,495,717
Capital lease obligations                  90,477          358,344
Revolving credit agreement             12,160,000        8,975,000
                                      -----------      -----------

Total long-term debt                   15,560,855       10,829,061

Less current portion                    3,560,855       10,710,299
                                      -----------      -----------

Long-term debt - net                  $12,000,000      $   118,762
                                      ===========      ===========

The scheduled maturities for long-term debt, excluding capital lease obligations (see Note 13), at June 30, 2002 are $3,560,855 in fiscal year 2003 and $12,000,000 in fiscal 2004.

Interest paid during the years ended June 30, 2002, 2001 and 2000 was approximately $625,000, $454,000 and $887,000, respectively.

Approximately $1,114,500 of equipment is recorded under capital leases at June 30, 2002 and 2001. Accumulated amortization on the capital lease equipment approximated $1,024,000 and $749,000 at June 30, 2002 and 2001, respectively.

Revolving Credit Agreement - On April 16, 2002, the Company executed the Second Amendment to its Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000). The Credit Agreement provided the Company's bank with a secured interest in all of its assets with the exception of its real estate. The Company may borrow up to a total of $15,000,000, based on a borrowing base of eligible accounts receivable and marketable securities. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At the Company's discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at June 30, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. As of June 30, 2002 the Company has, as provided for under its Credit Agreement, converted $9 million of its Credit Agreement borrowings into 4 LIBOR contracts with maturities of three months. The LIBOR plus margin for these contracts varies between 4.12% and 4.17875%. Interest on the LIBOR contracts is payable at the end of each LIBOR term. The Credit Agreement carries an annual commitment fee of 0.25% to 0.5% on the average daily-unused portion of the bank's commitment. Interest is payable monthly. The Credit Agreement allows the Company to issue letters of credit, which reduces its availability for borrowings under the Credit Agreement, and which a $100,000 letter of credit is outstanding at June 30, 2002. The Credit Agreement permits the Company to pay cash dividends to the extent that such payment would not cause the Company to violate the aforementioned covenants. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, interest coverage ratio, debt service coverage ratio and income and capital expenditure targets.

As of June 30, 2002, the Company was not in compliance with the restrictive covenants related to income targets and tangible net worth coverage and its outstanding advances under the Credit Agreement exceeded its borrowing base. The Company received a waiver of certain restrictive covenants at June 30, 2002 and renegotiated the terms of its existing external financing arrangement.

On September 27, 2002, the Company executed the Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment increases the bank's security interest in the Company's assets to include a first mortgage on the Company's Methuen, Massachusetts facility. In addition, the total availability for borrowings under the Credit Agreement was reduced to $14,000,000 at September 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. The Third Amendment also amends the restrictive covenants for periods subsequent to June 30, 2002 to remove the interest coverage ratio, amend the definition of minimum tangible net worth, and amend the future income targets. The Company was in compliance with the restrictive covenants at June 30, 2002, as amended. The Company has classified as a current liability on the consolidated balance sheets, $160,000 of the amounts owed under the Credit Agreement due to the reduction in the total availability for borrowings as amended by the Third Amendment.

Parlex Shanghai Term Note - On February 26, 2002, Parlex Shanghai entered into a short-term bank note bearing interest at 5.841%. Jinling, a former minority interest partner in Parlex Shanghai, guarantees the short-term note. Amounts outstanding under this short-term note total $2.1 million and are included within the current portion of long-term debt on the consolidated balance sheet for the year ended June 30, 2002. The Company provides a cross guarantee to Jinling for 100% of the term note.

Parlex Interconnect Term Notes - In December 2001 and May 2002, Parlex Interconnect entered into two short-term bank notes bearing interest at 7.02%. Parlex Shanghai guarantees the short-term notes. Amounts outstanding under these two short-term notes total $1.2 million and is included within the current portion of long-term debt on the consolidated balance sheet for the year ended June 30, 2002.

In June 2002, the Company's subsidiary, Parlex Interconnect, executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to prepay Parlex Interconnect's two current short-term bank notes with combined outstanding balances of $1.2 million as of June 30, 2002. As of June 30, 2002, no amounts were outstanding under the Loan Agreement. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As a condition of the approval of this Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company has provided a guarantee of the payment of this loan. The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of the Company's default on other financing arrangements. As of August 31, 2002, total borrowings were $3.1 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund future equipment and working capital requirements.

9.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at June 30 consisted of:


                                         2002            2001

Deferred income taxes (Note 10)       $  350,919      $1,390,390
Deferred compensation                    976,571       1,051,884
                                      ----------      ----------

                                      $1,327,490      $2,442,274
                                      ==========      ==========

Deferred compensation of $182,000 is to be paid within one year and is included within accrued liabilities in the consolidated balance sheet at June 30, 2002.

10.   INCOME TAXES

Income (loss) before income taxes consisted of:


                     2002               2001              2000

Domestic        $(16,345,891)      $(13,537,847)      $ 9,327,873
Foreign           (1,378,155)         2,020,962         1,145,387
                ------------       ------------       -----------

Total           $(17,724,046)      $(11,516,885)      $10,473,260
                ============       ============       ===========

The benefit (provision) for income taxes consisted of:


                                             2002            2001             2000

Current:
                                State     $        -      $ -             $  (201,720)
                              Federal      2,288,093       2,821,486       (2,102,868)
                              Foreign        (17,771)       (194,971)        (396,953)
                                          ----------      ----------      -----------
                                           2,270,322       2,626,515       (2,701,541)

Deferred Tax:
                                State         83,844           7,442          (28,452)
                              Federal        475,116         129,358         (445,741)
                              Foreign        (41,919)              -                -
                                          ----------      ----------      -----------
                                             517,041         136,800         (474,193)

Tax Credits:
                                State        451,712         141,841          235,560
                              Federal      1,408,981         616,303          166,690
                                          ----------      ----------      -----------
                                           1,860,693         758,144          402,250

Effect on Tax Benefit
 (Expense) from Exercise
 of Stock Options:
                                State              -           7,555          (13,972)
                              Federal              -          64,218         (118,763)
                                          ----------      ----------      -----------
                                                   -          71,773         (132,735)

Tax Benefit from Operating
 Losses Carryforwards:
                                State        327,262         733,865                -
                              Federal      2,066,700       1,326,148                -
                              Foreign        313,109               -                -
                  Valuation Allowance       (500,000)       (200,000)               -
                                          ----------      ----------      -----------
                                           2,207,071       1,860,013                -
                                          ----------      ----------      -----------

Total                                     $6,855,127      $5,453,245      $(2,906,219)
                                          ==========      ==========      ===========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                      2002       2001       2000

Statutory federal income tax rate                     (34)%      (34)%      34 %
State income taxes, net of federal tax benefit         (3)        (4)        2
Foreign income - not subject to taxation                2          -        (7)
Foreign sales corporation                               -         (1)       (2)
Tax credits                                            (5)        (7)       (4)
Valuation allowance on net operating loss
 carryforwards                                          3          2         -
Other                                                  (2)        (3)        5
                                                      ---        ---        --

Effective income tax rate                             (39)%      (47)%      28 %
                                                      ===        ===        ==

The Company's China joint venture, Parlex Shanghai, was exempt from income taxes for the two years ended December 31, 1998. For the next three years, the China joint venture was eligible for a 50% reduction in the statutory income tax rate of 15%. Accordingly, income tax of 7.5% was recorded for the two years ended June 30, 2001 and 15% for the year ended June 30, 2002.

No provision for U.S. income taxes has been recorded on undistributed earnings of Poly-Flex Circuits Limited (approximately $98,000 at June 30,
2002) because such amounts are considered permanently invested.

Deferred income tax assets and liabilities at June 30 are attributable to the following:


                                                    2002             2001

Deferred tax assets:
  Inventories                                   $ 1,488,945      $ 1,284,907
  Allowance for doubtful accounts                   431,496          689,688
  Goodwill                                           29,099           59,470
  Accruals                                        1,316,151          475,777
  Self-insurance                                    146,384           69,020
  Deferred compensation                             451,271          512,574
  Net operating loss carryforwards                4,767,084        2,060,013
  Valuation allowance                              (700,000)        (200,000)
  Tax credit carryforwards                        3,021,087        1,160,394
                                                -----------      -----------

                                                 10,951,517        6,111,843
                                                -----------      -----------

Deferred tax liabilities:
  Depreciation                                    4,761,141        4,121,057
  Accruals                                                -          272,325
  Prepaid expenses                                   94,760          207,650
                                                -----------      -----------

                                                  4,855,901        4,601,032
                                                -----------      -----------

Net deferred tax asset                          $ 6,095,616      $ 1,510,811
                                                ===========      ===========

Tax credit carryforwards consist of research and development, alternative minimum, and investment tax credits available for state and federal purposes. To the extent the credits are not currently utilized on the Company's tax returns, deferred tax assets, subject to the considerations about the need for a valuation allowance, are recognized for the carryforward amounts. Research and development tax credits, if not utilized, will expire in the years 2008 through 2022. The Company's alternative minimum tax and investment credits do not expire and can be carried forward indefinitely.

The Company has available at June 30, 2002, federal and state net operating loss carryforwards of approximately $9,979,000 and $24,463,000, respectively, expiring beginning in 2022 and 2006, respectively. A valuation allowance has been established to reduce the deferred tax asset recorded for certain state net operating loss carryforwards that may expire unutilized through 2007. The Company has foreign net operating losses carryforwards of $2,087,000, which do not expire.

Income tax payments of approximately $600,000 and $2,469,000 were made in 2001 and 2000, respectively. Income tax refunds of approximately
$3,348,000 were received in 2002.

11.   STOCKHOLDERS' EQUITY

Preferred Stock - The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 2002, the Board of Directors has not authorized any series of preferred stock.

Common Stock - On August 30, 2000, a special meeting of the Company's stockholders approved an amendment to the Company's Restated Articles of Organization increasing the number of authorized shares of common stock, par value $.10 per share, from 10,000,000 shares to 30,000,000 shares.

Common Stock Offering - In June 2000, the Company sold 1,452,500 shares of its common stock in an underwritten public offering of which 202,500 shares were sold pursuant to an underwriters' over-allotment provision. Proceeds to the Company approximated $35,865,000, net of expenses associated with the offering. A portion of the proceeds was used by the Company to repay all the outstanding indebtedness under the Company's Revolving Credit Agreement and $15.0 million Term Loan. The Company used the remaining balance of the net proceeds for general corporate purposes, including working capital.

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

On December 4, 2001 the stockholders approved the adoption of the 2001 Employees' Stock Option Plan (the "2001 Plan"). A total of 600,000 shares of common stock (subject to adjustment for capital charges) in the aggregate may be issued under the 2001 Plan.

On November 28, 2000, the Board of Directors approved a proposal to offer certain employees a choice to cancel approximately 45,000 stock options granted to them in February and March 2000 in exchange for new options to purchase 75% of the original number of shares of stock. The new options were granted six months and one day from the date the old options were cancelled. The exercise price of the new options was the market price on the grant date. The exchange offer was not available to members of the Board of Directors or executive officers.

At June 30, 2002, there were 846,443 shares reserved for future grants for all of the above-mentioned plans.

The following is a summary of activity for all of the Company's stock option plans:


                                      Weighted-
                                      Average
                         Shares       Exercise
                         Under        Price Per      Shares
                         Option         Share      Exercisable

July 1, 1999             243,630       $12.38        105,244
  Granted                167,000        23.79
  Surrendered             (5,438)       15.12
  Exercised              (42,235)        6.18
                         -------       ------

June 30, 2000            362,957        11.97        118,832
  Granted                 59,250        11.81
  Surrendered            (66,875)       29.71
  Exercised              (27,332)        6.81
                         -------        -----

June 30, 2001            328,000        15.76        154,562
  Granted                160,800        12.30
  Surrendered            (18,050)       14.53
                         -------       ------

June 30, 2002            470,750       $14.63        229,370
                         =======       ======        =======

The following table sets forth information regarding options outstanding at June 30, 2002:


                                Options Outstanding              Options Exercisable
                     ----------------------------------------    -------------------
                                     Weighted-
                                      Average       Weighted-              Weighted-
                                     Remaining       Average                Average
Exercise               Number       Contractual     Exercise                Exercise
Prices               Outstanding    Life (Years)      Price      Number       Price

$5.67 - $6.67           21,000          2.7          $ 5.96       21,000      $ 5.96
10.00 - 10.45           25,500          8.3           10.28       10,000       10.11
12.05 - 13.25          243,500          8.2           12.45       65,620       12.57
15.50 - 16.25           81,250          7.0           16.17       44,250       16.11
18.75 - 19.13           77,500          5.4           18.79       77,500       18.79
22.00                    2,000          7.9           22.00        1,000       22.00
32.75                   20,000          7.7           32.75       10,000       32.75
                       -------          ---          ------      -------      ------
$5.67 - $32.75         470,750          7.2          $14.63      229,370      $15.56
                       =======          ===          ======      =======      ======

As described in Note 2, the Company uses the intrinsic-value method in accordance with APB Opinion No. 25 to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair-value method to measure compensation, the Company's net (loss) income and diluted income per share would have been ($11,233,000) or ($1.78) per share in 2002, ($7,108,000) or ($1.13) per share in 2001 and
$5,439,000 or $1.10 per share in 2000.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


                                               2002           2001           2000

Average risk-free interest rate                   4.1%           5.6%           5.6%
Expected life of option grants               3.5 years      2.5 years      2.5 years
Expected volatility of underlying stock            74%            88%            74%
Expected dividend rate                            None           None           None

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $6.72, $6.46, and $11.57, respectively.

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


                              Foreign                          Accumulated
                             Currency         Unrealized          Other
                            Translation     Gains (Losses)    Comprehensive
                            Adjustments     on Investments    Income (Loss)

Balance, July 1, 1999        $  12,992         $  1,886         $  14,878

  Change in balance           (136,020)          (1,886)         (137,906)
                             ---------         --------         ---------

Balance, June 30, 2000        (123,028)               -          (123,028)

  Change in balance           (539,149)          34,752          (504,397)
                             ---------         --------         ---------

Balance, June 30, 2001        (662,177)          34,752          (627,425)

  Change in balance             380,533          (34,752)         345,781
                             ---------         --------         ---------

Balance, June 30, 2002       $(281,644)        $      -         $(281,644)
                             =========         ========         =========

A summary of the changes in unrealized gains (loss) in short-term investments is as follows for the years ended June 30:


                                                               2002           2001         2000

Unrealized gains on short-term investments:
 Unrealized holding gains arising during the year            $      -       $34,752      $     -

 Less reclassification adjustment for (loss)
 gains realized in net income                                 (34,752)            -       (1,886)
                                                             --------       -------      -------

Net unrealized gains (losses) on short-term investments      $(34,752)      $34,752      $(1,886)
                                                             ========       =======      =======

12.   BENEFIT PLAN

The Company sponsors a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. Effective September 1, 2001, the Company suspended the employer matching contribution. The Company contributed approximately $70,000, $492,000 and $26,000 to the Plan for the years ended June 30, 2002, 2001 and 2000, respectively.

13.   COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. Rental expense for each of the years ended June 30, 2002, 2001 and 2000 approximated $1,458,000, $1,378,000 and $798,000, respectively. Future payments under noncancelable capital and operating leases, including payments related to the Salem, NH facility which will be exited in fiscal 2003 are:


                                                         Capital       Operating
                                                         Leases         Leases

2003                                                     $97,715      $1,458,926
2004                                                           -       1,328,469
2005                                                           -         462,042
2006                                                           -         405,422
2007                                                           -         412,622
Thereafter                                                     -         419,822
                                                         -------      ----------

Total minimum lease payments                              97,715       4,487,303
                                                                      ==========
Less amounts representing interest                        (7,238)
                                                         -------

Present value of net minimum lease payments               90,477
Current maturities of capitalized lease obligations       90,477
                                                         -------

Portion of capitalized lease obligations due
 after one year                                          $     -
                                                         =======

Litigation - From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management is not aware of any current legal matters that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

14.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS

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

    The Company had two customers which individually accounted for 10% of the Company's revenues in 2000. No other revenues from a single customer exceeded 10% of the Company's revenues in 2002, 2001, or 2000.

The Company had two customers which individually accounted for more than 10% of the Company's accounts receivables in 2002. No other customers accounted for more than 10% of accounts receivable in 2002, 2001, or 2000.

Summarized information relating to international operations is as follows:


                                 2002              2001             2000

Revenues:
  United States              $56,138,749      $ 62,803,825      $ 59,001,502
  Canada                       1,972,938         5,888,696        17,262,614
  China                        3,614,000         6,576,148         5,434,875
  Europe                      15,871,637        19,585,733        13,186,932
  Other                        9,458,240         8,765,787         6,952,821
                             -----------      ------------      ------------

Total revenues               $87,055,564      $103,620,189      $101,838,744
                             ===========      ============      ============

The principal product
 group sales were:
  Flexible circuits          $70,046,402      $ 81,288,991      $ 80,047,383
  Laminated cables            16,958,851        22,137,651        19,904,759
                             -----------      ------------      ------------

Product sales                $87,005,253      $103,426,642      $ 99,952,142
                             ===========      ============      ============

Long-lived assets:
  United States              $47,600,687      $ 47,938,826      $ 51,652,326
                             ===========      ============      ============

  China                      $10,738,185      $  5,623,713      $  3,427,673
                             ===========      ============      ============

  United Kingdom             $ 3,275,430      $  3,354,652      $  4,134,371
                             ===========      ============      ============

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows (in thousands except per share amounts):

                              First       Second        Third      Fourth (A)

2002 Quarters

Revenues                     $21,636      $20,684      $21,278      $23,458
Gross profit (loss)              569         (140)          (7)      (3,660)
Net (loss)                    (1,161)      (2,682)      (1,667)      (4,878)
Net (loss) per share:
  Basic                        (0.18)       (0.43)       (0.26)       (0.77)
  Diluted                      (0.18)       (0.43)       (0.26)       (0.77)

2001 Quarters

Revenues                     $29,689      $27,001      $24,889      $22,041
Gross profit (loss)            5,555        1,615          (15)        (995)
Net income (loss)                872       (2,274)      (3,550)      (1,247)
Net income (loss) per share:
  Basic                          .14        (0.36)       (0.56)       (0.21)
  Diluted                        .14        (0.36)       (0.56)       (0.21)

(A) Fourth quarter 2001 net income includes a pretax charge of $2.2 million related to severance, and increases in reserves for inventory and the allowance for bad debts. In addition, the Company recorded a $4.7 million change in its income tax benefit reflecting net operating loss carryforwards and additional tax credits.

Fourth quarter 2002 net loss includes a pretax charge of $4.9 million related to a reserve for relocating the Salem, New Hampshire operations to Methuen, Massachusetts and increases in inventory reserves and inventory write-downs.

                                  Part III

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

None

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required by this Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2002.

Item 11. Executive Compensation
-------------------------------

The information required by this Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the Commission within 120 days of June 30, 2002.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

We retain as our general counsel the law firm of Kutchin & Rufo, P.C. to perform legal services on our behalf. Payments made by us to Kutchin & Rufo, P.C. in fiscal 2002 were approximately $65,000. Edward D. Kutchin, a shareholder in the professional corporation of Kutchin & Rufo, P.C., was elected to the position of Clerk on August 27, 2002 and is the son-in-law of Herbert W. Pollack, the Chairman of the Board of Directors.

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

      2. Consolidated Financial Statement Schedules

      The schedule is filed as part of this report and is set forth below:

                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended June 30, 2002, 2001 and 2000


                                                          Additions
                                 Balance at      Charges to      Charges to                       Balance at
                                 Beginning        Cost and         Other                            End of
                                  of Year         Expenses        Accounts      Deductions           Year

Allowance for Bad Debts

June 30, 2002                   $ 1,896,615      $   355,490      $     -      $(1,036,927)      $ 1,215,178
June 30, 2001                       404,000        1,877,743          249         (385,377)        1,896,615
June 30, 2000                       255,000          649,000            -         (500,000)          404,000
------------------------------------------------------------------------------------------------------------
Accumulated Amortization of Goodwill

June 30, 2002                       234,477                -            -                -           234,477
June 30, 2001                       220,100          250,284            -         (235,907)          234,477
June 30, 2000                        16,800          219,162            -          (15,862)          220,100
------------------------------------------------------------------------------------------------------------
Accumulated Depreciation

June 30, 2002                    34,379,848        6,408,138            -       (1,307,229)       39,480,757
June 30, 2001                    28,114,968        5,919,839      345,041                -        34,379,848
June 30, 2000                    23,915,018        4,491,855            -         (291,905)       28,114,968
------------------------------------------------------------------------------------------------------------
Inventory Obsolescence

June 30, 2002                     3,494,094          643,942            -         (616,335)        3,521,701
June 30, 2001                       711,709        2,782,385            -                -         3,494,094
June 30, 2000                             -          711,709            -                -           711,709
------------------------------------------------------------------------------------------------------------

      All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits

      See Index to Exhibits on page 32 of this report.

      The exhibits listed below are either filed herewith or incorporated by reference in this report.

      (b) Reports on Form 8-K

      We did not file any current report on Form 8-K during the quarter ended June 30, 2002.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2002.

Parlex Corporation

By */s/ Peter J. Murphy
   ------------------------
   Peter J. Murphy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                        Title                        Date
         ---------                        -----                        ----

* /s/ Herbert W. Pollack        Chairman of the Board             September 27, 2002
---------------------------
Herbert W. Pollack

* /s/ Peter J. Murphy           Director and Chief Executive      September 27, 2002
---------------------------     Officer (Principal Executive
Peter J. Murphy                 Officer)

* /s/ Jonathan R. Kosheff       Treasurer and Chief Financial     September 27, 2002
---------------------------     Officer (Principal Financial
Jonathan R. Kosheff             and Accounting Officer)

* /s/ Sheldon A. Buckler        Director                          September 27, 2002
---------------------------
Sheldon A. Buckler

* /s/ Richard W. Hale           Director                          September 27, 2002
---------------------------
Richard W. Hale

* /s/ M. Joel Kosheff           Director                          September 27, 2002
---------------------------
M. Joel Kosheff

* /s/ Lester Pollack            Director                          September 27, 2002
----------------------------
Lester Pollack

* /s/ Benjamin M. Rabinovici    Director                          September 27, 2002
----------------------------
Benjamin M. Rabinovici

* /s/ Edward D. Kutchin         Attorney-in-Fact                  September 27, 2002
----------------------------
Edward D. Kutchin

                                CERTIFICATION

I, Peter J. Murphy, certify that:

1.    I have reviewed this annual report on Form 10-K of Parlex
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Date: September 27, 2002

                            * /s/ Peter J. Murphy
                            ---------------------
                  Peter J. Murphy, Chief Executive Officer
                        (Principal Executive Officer)

                                CERTIFICATION

I, Jonathan R. Kosheff, certify that:

1.    I have reviewed this annual report on Form 10-K of Parlex
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Date: September 27, 2002

                          * /s/ Jonathan R. Kosheff
                          -------------------------
                Jonathan R. Kosheff, Chief Financial Officer
                        (Principal Financial Officer)

                                EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in the Annual Report on Form 10-K.

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

10-U First Amendment dated September 28, 2001 to Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank; (filed as Exhibit 10-U to Form 10-Q dated September 30, 2001 and filed with the Securities and Exchange Commission on November 9, 2001).

10-V       Parlex Corporation 2001 Employees' Stock Option Plan*; (filed as
           Exhibit 10-V to Form 10-Q dated December 30, 2001 and filed with the Securities and Exchange Commission on February 12, 2002).

10-W Second Amendment dated April 16, 2002 to Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank; (filed as Exhibit 10-W to Form 10-Q dated March 31, 2002 and filed with the Securities and Exchange Commission on May 14,
           2002).

10-X Employment Agreement between Parlex Corporation and Herbert W. Pollack dated September 1, 2000*; (filed herewith).

21.1       Subsidiaries of the Registrant; filed herewith.

23.1       Consent of Independent Auditors; filed herewith.

24.1       Powers of Attorney; filed herewith.

*   Denotes management contract or compensatory plan or arrangement.