Form 10-Q
period 2002-09-30
PARLEX CORP
filed 2002-11-13
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                       _______________________________

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 29, 2002

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

The number of shares outstanding of the registrant's common stock as of November 6, 2002 was 6,303,216 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I - Financial Information                                         Page

Item 1.  Unaudited Condensed Consolidated Financial Statements:

Consolidated Balance Sheets - September 29, 2002 and June 30, 2002        3

Consolidated Statements of Operations - For the Three Months
Ended September 29, 2002 and September 30, 2001                           4

Consolidated Statements of Cash Flows - For the Three Months
Ended September 29, 2002 and September 30, 2001                           5

Notes to Unaudited Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      22

Item 4.  Controls and Procedures                                         22

Part II - Other Information                                              24

Item 6.  Exhibits and Reports on Form 8-K                                24

Signatures                                                               25

Certifications                                                           26

Exhibit Index                                                            28

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------


ASSETS                                    September 29, 2002    June 30, 2002

CURRENT ASSETS:
  Cash and cash equivalents                  $  1,558,708       $  1,785,025
  Accounts receivable - net                    18,090,790         17,665,808
  Inventories - net                            17,576,660         17,588,589
  Refundable income taxes                       1,810,351          1,810,102
  Deferred income taxes                         3,595,659          3,595,659
  Other current assets                          1,688,511          2,030,210
                                             -------------------------------

    Total current assets                       44,320,679         44,475,393
                                             -------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                    1,018,822          1,018,822
  Buildings                                    22,221,208         22,209,273
  Machinery and equipment                      58,409,818         58,267,902
  Leasehold improvements and other              7,506,969          7,499,054
  Construction in progress                      7,645,566          6,467,541
                                             -------------------------------

    Total                                      96,802,383         95,462,592

  Less accumulated depreciation
   and amortization                           (40,943,790)       (39,480,757)
                                             -------------------------------

    Property, plant and
     equipment - net                           55,858,593         55,981,835
                                             -------------------------------

INTANGIBLE ASSETS - NET                         1,148,226          1,155,827

GOODWILL - NET                                  1,157,358          1,157,510

DEFERRED INCOME TAXES                           3,578,169          2,850,876

OTHER ASSETS                                      421,446            432,488
                                             -------------------------------
TOTAL                                        $106,484,471       $106,053,929
                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $  2,251,139       $  3,560,855
  Accounts payable                             13,223,824         13,729,201
  Accrued liabilities                           5,340,505          4,865,058
                                             -------------------------------

    Total current liabilities                  20,815,468         22,155,114
                                             -------------------------------

LONG-TERM DEBT                                 15,100,974         12,000,000
                                             -------------------------------

OTHER NONCURRENT LIABILITIES                    1,302,939          1,327,490
                                             -------------------------------

MINORITY INTEREST IN PARLEX SHANGHAI              411,495            430,204
                                             -------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                    651,321            651,321
  Additional paid-in capital                   60,897,275         60,897,275
  Retained earnings                             8,520,679          9,911,794
  Accumulated other comprehensive loss           (178,055)          (281,644)
  Less treasury stock, at cost                 (1,037,625)        (1,037,625)
                                             -------------------------------

    Total stockholders' equity                 68,853,595         70,141,121
                                             -------------------------------

TOTAL                                        $106,484,471       $106,053,929
                                             ===============================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


                                                             Three Months Ended
                                                  September 29, 2002    September 30, 2001
                                                  ----------------------------------------

REVENUES:                                            $ 21,692,288          $ 21,635,500

COSTS AND EXPENSES:
  Cost of products sold                                20,684,405            21,066,131
  Selling, general and administrative expenses          2,919,516             3,502,335
                                                     ----------------------------------

      Total costs and expenses                         23,603,921            24,568,466
                                                     ----------------------------------

OPERATING LOSS                                         (1,911,633)           (2,932,966)

OTHER (EXPENSE) INCOME, Net                               (20,182)              102,137

INTEREST EXPENSE                                         (204,282)             (194,287)
                                                     ----------------------------------

LOSS FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                     (2,136,097)           (3,025,116)

BENEFIT FROM INCOME TAXES                                 726,273             1,467,207
                                                     ----------------------------------

LOSS BEFORE MINORITY INTEREST                          (1,409,824)           (1,557,909)

MINORITY INTEREST                                          18,709               396,821
                                                     ----------------------------------

NET LOSS                                             $ (1,391,115)         $ (1,161,088)
                                                     ==================================

BASIC AND DILUTED LOSS PER SHARE                     $      (0.22)         $      (0.18)
                                                     ==================================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED             6,303,216             6,303,216
                                                     ==================================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                                          Three Months Ended
                                                               September 29, 2002    September 30, 2001
                                                               ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(1,391,115)          $(1,161,088)
                                                                  ---------------------------------

  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization of property,
     plant and equipment and other assets                           1,604,453             1,592,594
    Minority interest                                                 (18,709)             (396,821)
    Changes in current assets and liabilities:
      Accounts receivable - net                                      (422,977)             (383,974)
      Inventories                                                      47,250               132,234
      Refundable taxes                                                      -            (1,459,996)
      Other assets and deferred taxes                                (372,064)              246,634
      Accounts payable and accrued liabilities                     (1,131,889)            1,374,508
                                                                  ---------------------------------

        Net cash used in operating activities                      (1,685,051)              (55,909)
                                                                  ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex subsidiary                                          -               525,000
  Maturities (purchases) of investments available
   for sale, net                                                            -             2,174,519
  Additions to property, plant and equipment
   and other assets                                                  (345,283)           (1,321,323)
                                                                  ---------------------------------

        Net cash (used in) provided by investing activities          (345,283)            1,378,196
                                                                  ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                          5,467,865             7,965,000
  Payment of bank loans                                            (3,676,448)           (8,968,515)
                                                                  ---------------------------------

        Net cash provided by (used in) financing activities         1,791,417            (1,003,515)
                                                                  ---------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                12,600                64,912
                                                                  ---------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (226,317)              383,684

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,785,025             3,203,990
                                                                  ---------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,558,708           $ 3,587,674
                                                                  =================================

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset
   purchases financed under capital lease, long-term
   debt and accounts payable                                      $ 1,041,388           $   169,958
                                                                  =================================

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex(Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 9). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 29, 2002 and the results of operations and cash flows for the three months ended September 29, 2002 and September 30, 2001. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

The Company followed the same accounting policies in the preparation of these interim financial statements as described in its annual filing on Form 10-K for the year ended June 30, 2002. This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2002.

For the period ended September 29, 2002, as shown in the consolidated financial statements, the Company incurred net losses of $1,391,000 and used $1,685,000 of cash in operations and was out of compliance with its minimum EBITDA financial covenant of its principal external financing agreement. The Company has received a waiver of the minimum EBITDA covenant violation at September 29, 2002 and is in compliance with all other financial covenants. The Company expects to be in compliance with the terms of its principal external financing agreement for the foreseeable future (see Note 7).

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

2.    Comprehensive Loss
      ------------------

Comprehensive loss for the three months ended September 29, 2002 and September 30, 2001 is as follows:


           `                                              Three Months Ended
                                              September 29, 2002    September 30, 2001
                                              ------------------    ------------------

Net loss                                         $(1,391,115)          $(1,161,088)

Other comprehensive (loss) income:
  Unrealized gain (loss) on short
   term investments                                        -               (28,916)
  Foreign currency translation adjustments           103,589               208,037
                                                 ---------------------------------
Total comprehensive loss                         $(1,287,526)          $  (981,967)
                                                 =================================

At September 29, 2002, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

3.    Intangible Assets
      -----------------

Intangible assets, as of September 29, 2002, are composed of the following:


                             Land Use
                              Rights       Patents        Total
                             --------      -------        -----

Gross cost                  $1,145,784    $ 58,560     $1,204,344
Accumulated amortization       (35,428)    (20,690)       (56,118)
                            -------------------------------------
Intangible assets, net      $1,110,356    $ 37,870     $1,148,226
                            =====================================

The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the quarter ended September 29, 2002 was $7,601. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2002 is as follows:


                                Amortization Expense
                                --------------------

For year ended June 30, 2003         $   30,403
For year ended June 30, 2004             30,403
For year ended June 30, 2005             30,403
For year ended June 30, 2006             30,403
For year ended June 30, 2007             30,403
Thereafter                            1,003,812
                                     ----------
                                     $1,155,827
                                     ==========

4.    Recent Adoption of Accounting Pronouncements
      --------------------------------------------

On July 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

On July 1, 2002 the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however, the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

The adoption of SFAS Nos. 144 and 145 did not have a material effect on the Company's financial statements.

5.    Future Adoption of Accounting Pronouncements
      --------------------------------------------

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.

The Company is currently evaluating the impact resulting from the adoption of SFAS No. 146 on the Company's consolidated financial position and results of operations, but does not expect a material impact.

6.    Reclassifications
      -----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

7.    Long-Term Debt
      --------------

      Long-term debt consists of the following:


                              September 29, 2002    June 30, 2002
                              ------------------    -------------

Revolving credit agreement        $12,110,000        $12,160,000
Parlex Shanghai term note           2,102,109          2,102,211
Parlex Interconnect term note       3,100,974          1,208,167
Capital lease obligations              39,030             90,477
                                  ------------------------------

Total long-term debt               17,352,113         15,560,855

Less current portion                2,251,139          3,560,855
                                  ------------------------------
Long-term debt - net              $15,100,974        $12,000,000
                                  ==============================

Revolving Credit Agreement - On September 27, 2002 (updated as of October 31,
2002), the Company executed the Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment increased the bank's security interest in the Company's assets to include a first mortgage on the Company's Methuen, Massachusetts facility. In addition, the total availability for borrowings under the Credit Agreement was reduced to $14,000,000 at September 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. The Company has classified as current those borrowings under the Credit Agreement that exceed $12,000,000. At September 29, 2002, approximately $110,000 is classified as current. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. The Third Amendment also amended the restrictive covenants for periods subsequent to June 30, 2002 to remove the interest coverage ratio, amend the definition of minimum tangible net worth, and amend the future income targets. The Company was not in compliance with the minimum EBITDA covenant at September 29, 2002, but has subsequently received a waiver of its covenant violation and is in compliance with all other financial covenants as of September 29, 2002. The Company anticipates being in compliance with the terms of the Third Amendment for the foreseeable future.

Parlex Shanghai Term Note - On February 26, 2002, Parlex Shanghai entered into a short-term bank note bearing interest at 5.841%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex Shanghai, guarantees the short-term note. Amounts outstanding under this short-term note total $2.1 million and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended September 29, 2002. The Company provides a cross guarantee to Jinling for 100% of the term note.

Parlex Interconnect Term Note - In June 2002, the Company's subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd ("Parlex Interconnect"), executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As a condition of the approval of this Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of the Company's default on other financing arrangements. The Company was not in violation of the cross default provision as of September 29, 2002. Amounts borrowed under the Loan Agreement are payable in four installments of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in February 2004 with the final payment due February 2005. As of September 29, 2002, total borrowings were $3.1 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment and working capital requirements.

8.    Income Taxes
      ------------

Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. The Company's effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of a valuation allowance. The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. The Company has concluded that it is more likely than not that the Company will realize the benefits of its net deferred tax assets.

9.    Joint Venture
      -------------

In 1995, the Company formed a joint venture, Parlex Shanghai. At its formation, the Company had a 50.1% controlling interest and as such has been consolidating Parlex Shanghai's financial results within its financial statements with minority interest recorded to reflect its partners' 49.9% interest. On October 22, 2001, the Company purchased Jinling's 40% joint venture interest in Parlex Shanghai, bringing the Company's interest to 90.1%. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

10.   Inventories
      -----------

Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Reductions in obsolescence reserves are recognized when realized. Inventories, net of reserves, consisted of:


                   September 29, 2002    June 30, 2002
                   ------------------    -------------

Raw materials          $ 7,754,032        $ 7,240,945

Work in process          7,412,673          7,382,378

Finished goods           2,409,955          2,965,266
                       ------------------------------
Total                  $17,576,660        $17,588,589
                       ==============================

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

12.   Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

In June 2002, the Company committed to a plan to consolidate and relocate certain of its manufacturing operations. The Company accrued $755,000 for lease costs, $625,000 for the abandonment of leasehold improvements, and $100,000 for a lease termination penalty, all of which were reported (as cost of sales) in its consolidated statement of operations. No amounts have been paid as of September 29, 2002. The lease agreement, for which certain costs have accrued under this plan, expires in 2004.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 17. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2002, and in Part IV, Item 14 "Exhibits, Financial Statement Schedule and Reports on Form 8-K". However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires that we make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

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

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on our estimate of expected future product demand. Our estimates of future product demand may differ from actual demand and, as such our estimate of the provision required for excess and obsolete inventory may increase, which we would record in the period such determination was made. Reductions in inventory reserves are recognized when realized.

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which, we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations and additional charges to reserves for deferred tax assets would be necessary.

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

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. On October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, Jinling, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. We are in the process of transferring the production of our automotive related products utilizing our PalFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                          Three Months Ended
                                                September 29, 2002    September 30, 2001
                                                ------------------    ------------------

Total revenues                                        100.0 %               100.0 %
Cost of products sold                                  95.3 %                97.4 %
                                                      ----------------------------
Gross profit                                            4.7 %                 2.6 %
Selling, general and administrative expenses           13.5 %                16.2 %
                                                      ----------------------------

Operating loss                                         (8.8)%               (13.6)%
Loss from operations before benefit from
  income taxes and minority interest                   (9.8)%               (14.0)%
                                                      ----------------------------
Net loss                                               (6.4)%                (5.4)%
                                                      ===========================

Three Months Ended September 29, 2002 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 2001
------------------

Total Revenues. Our total revenues were $21.7 million for the three months ended September 29, 2002 compared to $21.6 million for the three months ended September 30, 2001.

Revenues were flat when compared to the same period last year. However, revenues from foreign operations were 35% of total revenues for the three months ending September 29, 2002 compared to 23% of total revenues for the comparable period of the prior year. The growth in our foreign sourced revenue is a result of our efforts to transfer manufacturing processes from our domestic operations to our lower cost international manufacturing locations. Revenues remained strong in the appliance market with growth in both the laundry and dishwasher segments. Growth also occurred in our broad based computer business with significant revenues recorded from sales of flexible interconnects for desktops and printers. However, continued price erosion in the automotive market and further declines in telecommunications revenues offset increases.

Cost of Products Sold. Cost of products sold were $20.7 million, or 95% of total revenues, for the three months ended September 29, 2002, compared to $21.1 million, or 97% of total revenues for the comparable period in the prior year. Margins for the three months ended September 29, 2002 were adversely impacted by approximately $225,000 in severance costs associated with work force reductions.

Our Methuen, Massachusetts operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. To improve utilization in fiscal 2003, we decided in fiscal 2002 to relocate our Salem, New Hampshire laminated cable operations to Methuen. We expect this move to be complete by January 1, 2003. The costs associated with the closing of our Salem, New Hampshire facility were recorded in fiscal 2002.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations. Even though the transfer of manufacturing operations is costly, this investment is core to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve gross margins, a return to profitability is predicated upon operational performance, a more favorable product mix, and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.9 million, or 14% of total revenues, for the three months ended September 29, 2002, and $3.5 million or 16% of total revenues for the same period in the prior year representing a decrease of $583,000, or 17%. Continued cost controls are primarily responsible for the reduction in costs. Headcount decreases through work force reductions and attrition have resulted in reduced spending at the corporate level. Tight cash flow management has resulted in the elimination of all non-core consulting expenses and non-essential outside services. All discretionary expenses continue to be held to a minimum.

Other (Expense) Income, Interest Expense, and Benefit from Income Taxes. Other income was ($20,000) for the three months ended September 29, 2002, compared to $102,000 for the three months ended September 30, 2001. Other income for the period ended September 29, 2002 consisted primarily of currency exchange losses for our foreign operations compared to $117,000 of interest earned on our short-term investments during the period ending September 30, 2001 when we had marketable securities of $3.3 million.

Interest expense was $204,000 for the three months ended September 29, 2002, compared to $194,000 for the comparable period in the prior year. Higher borrowings offset by lower interest rates for the three months ending September 29, 2002 compared to the three months ended September 30, 2001 resulted in an increase in interest expense. The outstanding balances on our long-term debt, including current maturities, were $17.4 million and $9.8 million at the quarter ended September 29, 2002 and September 30, 2001, respectively. Interest rates varied from 4.03% to 5.841% and 5.16% to 7.6875% for the three months ended September 29, 2002 and September 30, 2001, respectively.

Our loss before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $2.1 million for the three months ended September 29, 2002, compared to a loss of $3.0 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately (34%) in the three months ended September 29, 2002 and (49%) for the comparable period in the prior year. Income taxes are recorded for this interim period based upon an estimated annual effective tax rate. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and changes in our valuation allowance. Accordingly, changes to our estimated annual effective tax rate are recorded in the period of that change. We perform an ongoing evaluation of the realizability of our net deferred tax assets. We have concluded that it is more likely than not that we will realize the benefits of our net deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of September 29, 2002, we had approximately $1.6 million in cash and cash equivalents.

Net cash used by operations during the three months ended September 29, 2002 was $1.7 million. Operating losses of $1.4 million after adjustment for minority interest, depreciation and amortization, generated $195,000 of operating cash. This was offset by $1.9 million used for our working capital requirements including payment of $1.1 million of accounts payables and accrued liabilities. In October 2002 we received income tax refunds of $1.5 million.

Net cash used by investing activities was $345,000 for the three months ended September 29, 2002. These funds were used to purchase capital equipment and other assets. As of September 29, 2002, we have an additional $1.0 million of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to increase revenue opportunities, enhance cash flows and maintain compliance with restrictive covenants under our Credit Agreement. Cash provided by financing activities was $1.8 million for the three months ended September 29, 2002 which represents the net borrowings and repayments on our bank debt. The bank borrowings include $3.1 million from Parlex Interconnect's $5.0 million Hong Kong bank loan and payments of $1.2 million to retire their two local short-term bank notes.

In June 2002, our subsidiary, Parlex Interconnect, executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As a condition of the approval of this Loan Agreement, we and our subsidiary, Parlex Asia Pacific Ltd., have provided a guarantee of the payment of this loan. The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of our default on other financing arrangements. We were not in violation of the cross default provision as of September 29, 2002. Amounts borrowed under the Loan Agreement are payable in four installments of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in
February 2004 with the final payment due February 2005. As of September 29, 2002, total borrowings were $3.1 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment and working capital requirements.

On September 27, 2002 (updated as of October 31, 2002), we executed the Third Amendment to our Loan Agreement (the "Credit Agreement") (originally dated March 1, 2000). The Credit Agreement provided our bank with a secured interest in all of our assets including a first mortgage on our Methuen, Massachusetts facility. Total availability for borrowings under the Credit Agreement was reduced to $14,000,000 at September 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. We have classified as current those borrowings under the Credit Agreement that exceed $12,000,000. At September 29, 2002, approximately $110,000 is classified as current. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.75% at September 29, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. As of September 29, 2002 we have, as provided for under our Credit Agreement, converted $11.0 million of our Credit Agreement borrowings into four LIBOR contracts with maturities of three months. The LIBOR plus margin for these contracts varies between 4.03% and 4.0775%. Interest on the LIBOR contracts is payable at the end of each LIBOR term. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily-unused portion of the bank's commitment. Interest is payable monthly. The Credit Agreement allows us to issue letters of credit, which reduce our availability for borrowings under the Credit Agreement, and a $100,000 letter of credit is outstanding at September 29, 2002. The Credit Agreement permits us to pay cash dividends to the extent that such payment would not cause us to violate the aforementioned covenants. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, debt service coverage to EBITDA, and income, EBITDA and capital expenditure targets. As of September 29, 2002, we were not in compliance with the restrictive covenants related to minimum EBITDA. We have subsequently received a waiver of our covenant violation and are in compliance with all other financial covenants.

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

We believe that our cash on hand and cash expected to be generated during fiscal 2003 will be sufficient to enable us to meet our financing and operating obligations for the foreseeable future. If we require alternative external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain new external financing. However, there can be no assurance that we will be successful in obtaining such new external financing.

Recent Adoption of Accounting Pronouncements
--------------------------------------------

On July 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

On July 1, 2002 the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however, the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

The adoption of SFAS Nos. 144 and 145 did not have a material effect on our financial statements.

Future Adoption of Accounting Pronouncements
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.

We are currently evaluating the impact resulting from the adoption of SFAS No. 146 on our consolidated financial position and results of operations, but do not expect a material impact.

Factors That May Affect Future Results
--------------------------------------

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined under the federal securities laws. Our future results may differ materially from the current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

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

Our debt instrument contains restrictive covenants that could adversely affect our business by limiting our flexibility.

Our amended and restated credit agreement imposes restrictions that affects, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our amended and restated credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our amended and restated credit agreement. Upon the occurrence of a breach, the lender under our amended and restated credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our amended and restated credit agreement and/or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on us.

If we cannot maintain compliance with certain financial covenants of our existing credit agreements, our outstanding debt may be callable.

Our ability to maintain compliance with the financial covenants of our existing credit agreements is dependent upon our ability to achieve certain operating results. Failure to achieve those operating results may constitute an event of default under the terms of our credit agreements which may allow the lenders to accelerate repayment of all or portions of our outstanding debt.

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

We may, in the future, be required to initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. Litigation with respect to patents and other intellectual property matters could result in substantial costs and divert our management's attention from other aspects of our business.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk
---------------------------------------------------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Our $14 million Credit Agreement bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime rate and LIBOR are affected by changes in market interest rates. As of September 29, 2002, we have an outstanding balance under our Credit Agreement of approximately $12.1 million. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR borrowings, and therefore believe that our market risk is not material. A 10% change in interest rates would impact interest expense by approximately $40,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Poly-Flex Circuits Limited and Parlex (Europe) Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of September 29, 2002, of approximately $12.1 million. Poly-Flex Circuits Limited and Parlex (Europe) Limited had combined net assets as of September 29, 2002 of approximately $5.2 million. We believe that a 10% change in exchange rates may have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of September 29, 2002, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of $5.2 million. As of September 29, 2002, Poly-Flex Circuits Limited had no outstanding debt.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and the Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report (Evaluation Date), that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                         PART II - OTHER INFORMATION
                         ---------------------------


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - See Exhibit Index to this report.

            (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended September 29, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PARLEX CORPORATION
                                  ------------------


                                  By: /s/ Peter J. Murphy
                                      --------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      --------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & CFO

                                  (Principal Accounting and Financial
Officer)


                                  November 12, 2002
                                  -----------------
                                  Date

                                CERTIFICATION

I, Peter J. Murphy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Parlex
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

* /s/ Peter J. Murphy
---------------------
Peter J. Murphy, Chief Executive Officer
(Principal Executive Officer)

                                CERTIFICATION

I, Jonathan R. Kosheff, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Parlex
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

* /s/ Jonathan R. Kosheff
-------------------------
Jonathan R. Kosheff, Chief Financial Officer
(Principal Financial Officer)

                                EXHIBIT INDEX


EXHIBIT        DESCRIPTION OF EXHIBIT
               ----------------------

    10-Y Employment Agreement between Parlex Corporation and Peter J. Murphy dated September, 2002; (filed herewith)

    10-Z Third Amendment dated as of October 31, 2002 to Loan Agreement dated as of March 1, 2000 between Parlex Corporation and Fleet National Bank (filed as Exhibit 10-S to Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on March 15, 2000.

Exhibit 99.1   Certification Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To
               Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 99.2   Certification Pursuant To 18 U.S.C.
               Section 1350, As Adopted Pursuant To
               Section 906 Of The Sarbanes-Oxley Act of 2002