Form 10-Q
period 2002-12-29
PARLEX CORP
filed 2003-02-12
CIK 724988

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     __________________________________

                                  FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 29, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).             Yes  [ ]    No  [X]

The number of shares outstanding of the registrant's common stock as of February 10, 2003 was 6,312,216 shares.

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

Consolidated Balance Sheets - December 29, 2002 and June 30, 2002        3

Consolidated Statements of Operations - For the Three Months
and Six Months Ended December 29, 2002 and December 30, 2001             4

Consolidated Statements of Cash Flows - For the Six Months
Ended December 29, 2002 and December 30, 2001                            5

Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk                                                       26

Item 4.  Controls and Procedures                                        27

Part II - Other Information                                             28

Item 3.  Defaults Upon Senior Securities                                28

Item 4.  Submission of Matters to a Vote of Security Holders            28

Item 6.  Exhibits and Reports on Form 8-K                               28

Signatures                                                              29

Certifications                                                          30

Exhibit Index                                                           32

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


ASSETS                                            December 29, 2002    June 30, 2002

CURRENT ASSETS:
  Cash and cash equivalents                         $  1,677,232       $  1,785,025
  Accounts receivable - net                           18,263,541         17,665,808
  Inventories - net                                   16,660,468         17,588,589
  Refundable income taxes                                321,524          1,810,102
  Deferred income taxes                                  313,109          3,595,659
  Other current assets                                 1,584,312          2,030,210
                                                    ------------       ------------
      Total current assets                            38,820,186         44,475,393
                                                    ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                           1,018,822          1,018,822
  Buildings                                           22,231,656         22,209,273
  Machinery and equipment                             61,897,976         58,267,902
  Leasehold improvements and other                     7,563,399          7,499,054
  Construction in progress                             4,621,609          6,467,541
                                                    ------------       ------------
      Total                                           97,333,462         95,462,592

Less accumulated depreciation and amortization       (42,313,827)       (39,480,757)
                                                    ------------       ------------
      Property, plant and equipment - net             55,019,635         55,981,835
                                                    ------------       ------------
INTANGIBLE ASSETS - NET                                1,140,625          1,155,827
GOODWILL - NET                                         1,157,361          1,157,510
DEFERRED INCOME TAXES                                          -          2,850,876
OTHER ASSETS                                             410,663            432,488
                                                    ------------       ------------
TOTAL                                               $ 96,548,470       $106,053,929
                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                 $ 17,638,518       $  3,560,855
  Accounts payable                                    12,314,424         13,729,201
  Accrued liabilities                                  5,831,444          4,865,058
                                                    ------------       ------------
      Total current liabilities                       35,784,386         22,155,114
                                                    ------------       ------------
LONG-TERM DEBT                                                 -         12,000,000
                                                    ------------       ------------
OTHER NONCURRENT LIABILITIES                           1,275,455          1,327,490
                                                    ------------       ------------

MINORITY INTEREST IN PARLEX SHANGHAI                     396,617            430,204
                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock                                           652,221            651,321
  Additional paid-in capital                          60,948,905         60,897,275
  Retained earnings                                   (1,379,366)         9,911,794
  Accumulated other comprehensive loss                   (92,123)          (281,644)
  Less treasury stock, at cost                        (1,037,625)        (1,037,625)
                                                    ------------       ------------
      Total stockholders' equity                      59,092,012         70,141,121
                                                    ------------       ------------
TOTAL                                               $ 96,548,470       $106,053,929
                                                    ============       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                            Three Months Ended                         Six Months Ended
                                                  December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                                                  -----------------    -----------------    -----------------    ------------------

REVENUES:                                            $22,897,250          $20,684,470         $ 44,589,538          $42,319,970

COSTS AND EXPENSES:
  Cost of products sold                               22,080,811           20,824,376           42,765,216           41,890,508
  Selling, general and administrative expenses         3,674,417            3,416,057            6,593,933            6,918,391
                                                     -----------          -----------         ------------          -----------
      Total costs and expenses                        25,755,228           24,240,433           49,359,149           48,808,899
                                                     -----------          -----------         ------------          -----------

OPERATING LOSS                                        (2,857,978)          (3,555,963)          (4,769,611)          (6,488,929)

OTHER INCOME, Net                                         26,274              120,352                6,092              222,488

INTEREST EXPENSE                                        (223,138)            (115,374)            (427,421)            (309,661)
                                                     -----------          -----------         ------------          -----------

LOSS FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                    (3,054,842)          (3,550,985)          (5,190,940)          (6,576,102)

(PROVISION FOR) BENEFIT FROM INCOME TAXES             (6,860,081)             805,743           (6,133,807)           2,272,950
                                                     -----------          -----------         ------------          -----------

LOSS BEFORE MINORITY INTEREST                         (9,914,923)          (2,745,242)         (11,324,747)          (4,303,152)

MINORITY INTEREST                                         14,878               63,302               33,587              460,124
                                                     -----------          -----------         ------------          -----------

NET LOSS                                             $(9,900,045)         $(2,681,940)        $(11,291,160)         $(3,843,028)
                                                     ===========          ===========         ============          ===========

BASIC AND DILUTED LOSS PER SHARE                     $     (1.57)         $     (0.43)        $      (1.79)         $     (0.61)
                                                     ===========          ===========         ============          ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED            6,306,579            6,303,216            6,304,897            6,303,216
                                                     ===========          ===========         ============          ===========

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                              Six Months Ended
                                                                   December 29, 2002    December 30, 2001
                                                                   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $(11,291,160)        $ (3,843,028)
                                                                     ------------         ------------

  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                         3,423,921            3,256,671
    Deferred income taxes                                               6,133,425           (1,986,901)
    Minority interest                                                     (33,587)            (460,124)
    Changes in current assets and liabilities:
      Accounts receivable - net                                          (526,706)           1,447,676
      Inventories                                                         967,846               70,075
      Refundable taxes                                                  1,488,578              (55,276)
      Other assets                                                        254,627              875,897
      Accounts payable and accrued liabilities                         (1,489,679)           1,345,475
                                                                     ------------         ------------

        Net cash (used in) provided by operating activities            (1,072,735)             650,465
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Poly-Flex subsidiary                                              -              525,000
  Maturities of investments available for sale, net                             -            5,498,950
  Additions to property, plant and equipment and other assets          (1,193,856)          (3,031,734)
                                                                     ------------         ------------

        Net cash (used in) provided by investing activities            (1,193,856)           2,992,216
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                52,530                    -
  Proceeds from bank loans                                              9,842,240           11,099,418
  Payment of bank loans                                                (7,764,457)         (14,211,992)
                                                                     ------------         ------------

        Net cash provided by (used in) financing activities             2,130,313           (3,112,574)
                                                                     ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    28,485               44,410
                                                                     ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (107,793)             574,517

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,785,025            3,203,990
                                                                     ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,677,232         $  3,778,507
                                                                     ============         ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:

  Acquisition of minority interest in Parlex Shanghai                $          -         $  4,516,148
                                                                     ============         ============

  Property, plant, equipment and other asset purchases financed
   under capital lease, long-term debt and accounts payable          $    756,157         $    962,734
                                                                     ============         ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex(Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 9). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 29, 2002 and the results of operations and cash flows for the three months and six months ended December 29, 2002 and December 30, 2001. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

The Company followed the same accounting policies in the preparation of these interim financial statements as described in its annual filing on Form 10-K for the year ended June 30, 2002. This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2002.

For the six months ended December 29, 2002, as shown in the consolidated financial statements, the Company incurred net losses of $11,291,000 and used $1,073,000 of cash in operations. The Company was out of compliance with certain financial covenants of its revolving credit agreement with Fleet Bank (the "Credit Agreement"). As a result, the outstanding balance under the Credit Agreement is due upon demand. Accordingly, the Company has classified as current all borrowings under the Credit Agreement. In addition, the Company has classified as current, the borrowings of its subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd ("Parlex Interconnect") under a loan agreement with a bank (the "Loan Agreement"). The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment obligation in the event of the Company's default on other financing arrangements.

The Company has signed a Purchase and Sale Agreement with a third party to execute a sale lease back ("Sale Lease Back Agreement") of its corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts. Net proceeds principally will be used to reduce borrowings under the Company's Credit Agreement. Concurrently, the Company is negotiating an amended Credit Agreement secured principally by trade accounts receivable. In addition, the Company has received a non-binding commitment letter from a second bank for an alternative $10 million working capital line of credit subject to the satisfactory closing of its Sale Lease Back Agreement. The Company expects to finalize its re-financing activities in March 2003.

Management continues to take a series of actions to reduce operating expenses and to restructure operations, which to date have consisted primarily of reductions in workforce and consolidating manufacturing operations, including the closing of the Salem, New Hampshire facility which was completed in December 2002. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 2) expand its products in the home appliance, military and aerospace, computer and peripherals, and radio frequency identification and smart card markets; and 3) monitor and reduce selling, general and administrative expenses.

In December 2002, the Company successfully completed initial product qualification on its new smart card production line in Suzhou, People's Republic of China. The Company has invested in excess of $4 million in this line over the past 18 months. Revenues, from this product, are forecasted to increase sequentially over the next three calendar quarters. The Company has successfully completed transfer, installation and qualification of its proprietary PALFlex technology to its Shanghai, People's Republic of China operations. Transfer of all domestic

PALFlex manufacturing will be complete by February 2003. Considering that the domestic PALFlex production represented a significant portion of the quarterly losses in fiscal 2003 transfer of this low cost, high volume production is critical to the Company's return to profitability. Discontinuance of domestic production is expected to improve operating results in excess of $1 million per quarter.

However, there can be no assurances that management will be able to implement all of its plans and or execute the sale lease back and bank financing transactions or that the ultimate execution of such plans and transactions will achieve all of the desired results. In such event, although the Company may be able to reduce operating costs further by reducing headcount, closing additional facilities, or scaling back current operations until financing becomes available on terms acceptable to the Company, a modification to the auditor's report on the Company's June 30, 2003 financial statements could result.


2.    Comprehensive Loss
      ------------------

Comprehensive loss for the three months and six months ended December 29, 2002 and December 30, 2001 is as follows:


                                                                Three Months Ended                       Six Months Ended
                                                      December 29, 2002   December 30, 2001   December 29, 2002   December 30, 2001
                                                      -----------------   -----------------   -----------------   -----------------

Net loss                                                 $(9,900,045)        $(2,681,940)       $(11,291,160)        $(3,843,028)

Other comprehensive (loss) income:
  Unrealized gain (loss) on short term investments                 -              (5,835)                  -             (34,751)
  Foreign currency translation adjustments                    85,932             (45,721)            189,521             162,316
                                                         -----------         -----------        ------------         -----------

Total comprehensive loss                                 $(9,814,113)        $(2,733,496)       $(11,101,639)        $(3,715,463)
                                                         ===========         ===========        ============         ===========

At December 29, 2002, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

3.    Intangible Assets
      -----------------

Intangible assets, as of December 29, 2002, are composed of the following:


                               Land Use
                                Rights        Patents        Total
                              --------------------------------------

Gross cost                    $1,145,784     $ 58,560     $1,204,344
Accumulated amortization         (42,297)     (21,422)       (63,719)
                              --------------------------------------
Intangible assets, net        $1,103,487     $ 37,138     $1,140,625

The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the six months ended December 29, 2002 was $15,202. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2002 is as follows:


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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize , at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 29, 2002, the Company has issued no guaratees that qualify for disclosure in this interim financial statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for the Company on July 1, 2003. The Company is currently evaluating the impact of this statement on its results of operations.

6.    Reclassifications
      -----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

7.    Long-Term Debt
      --------------

      Long-term debt consists of the following:


                                   December 29, 2002    June 30, 2002
                                   -----------------    -------------

Revolving credit agreement            $11,696,000        $12,160,000
Parlex Shanghai term note               2,102,135          2,102,211
Parlex Interconnect term note           3,801,240          1,208,167
Capital lease obligations                  39,143             90,477
                                      -----------        -----------

Total long-term debt                   17,638,518         15,560,855

Less current portion                   17,638,518          3,560,855
                                      -----------        -----------

Long-term debt - net                  $         -        $12,000,000
                                      ===========        ===========

Revolving Credit Agreement - On September 27, 2002 (updated as of October 31,
2002), the Company executed the Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment increased the bank's security interest in the Company's assets to include a first mortgage on the Company's Methuen, Massachusetts facility. In addition, the total availability for borrowings under the Credit Agreement was reduced to $13,000,000 at December 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. The Third Amendment also amended the restrictive covenants for periods subsequent to June 30, 2002 to remove the interest coverage ratio, amend the definition of minimum tangible net worth, and amend the future income targets. At December 29, 2002 the Company was out of compliance with certain financial covenants of its revolving credit agreement with Fleet Bank (the "Credit Agreement"). As a result, the outstanding balance under the Credit Agreement is due upon demand. Accordingly, the Company has classified as current all borrowings under the Credit Agreement.

Parlex Shanghai Term Note - On February 26, 2002, Parlex Shanghai entered into a short-term bank note bearing interest at 5.841%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex Shanghai, guarantees the short-term note. Amounts outstanding under this short-term note total $2.1 million and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended December 29, 2002 based upon its scheduled repayment terms. The Company provides a cross guarantee to Jinling for 100% of the term note.

Parlex Interconnect Term Note - In June 2002, the Company's subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd ("Parlex Interconnect"), executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. Amounts borrowed under the Loan Agreement are payable in four installments of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in
February 2004 with the final payment due August 2005. As of December 29, 2002, total borrowings were $3.8 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment purchases and working capital requirements. As a condition of the approval of this Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. The Loan Agreement also contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of the Company's default on other financing arrangements. The Company is in violation of the cross default provision as of December 29, 2002. As such, the Company has classified all borrowings under the Loan Agreement as current.

The Company has signed a Purchase and Sale Agreement with a third party to execute a sale lease back ("Sale Lease Back Agreement") of its corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts. Net proceeds principally will be used to reduce borrowings under the Company's Credit Agreement. Concurrently, the Company is negotiating an amended Credit Agreement secured principally by trade accounts receivable. In addition, the Company has received a non-binding commitment letter from a second bank for an alternative $10 million working capital line of credit subject to the satisfactory closing of its Sale Lease Back Agreement. The Company expects to finalize its re-financing activities in March 2003.

8.    Income Taxes
      ------------

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company's effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance.

As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net U.S. deferred tax assets. Upon a favorable change in the operations and financial condition of the Company that result in management's determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for would be eliminated.

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


                   December 29, 2002    June 30, 2002
                   -----------------    -------------

Raw materials         $ 7,643,550        $ 7,240,945
Work in process         6,839,907          7,382,378
Finished goods          2,177,011          2,965,266
                      ------------------------------
Total                 $16,660,468        $17,588,589
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

12.   Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

In June 2002, the Company committed to a plan to consolidate and relocate certain of its manufacturing operations. The Company accrued $755,000 for lease costs, $625,000 for the abandonment of leasehold improvements, and $100,000 for a lease termination penalty, all of which were reported (as cost of sales) in its consolidated statement of operations. No amounts have been paid as of December 29, 2002. The lease agreement, for which certain costs have accrued under this plan, expires in 2007. However, the Company has the right, pursuant to the lease to terminate the lease effective as of June 30, 2004.

13.   Related Party Transactions
      --------------------------

During the six month period ended December 29, 2002 and December 30, 2001, the Company recorded $886,000 and $359,000 for equipment purchases from a company in which an officer of Parlex has a direct financial interest. At December 29, 2002 and December 30, 2001, the Company has recorded within accounts payable and accrued expenses $505,000 and $88,000 for equipment purchases from this party.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 21. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2002, and in Part IV, Item 14 "Exhibits, Financial Statement Schedule and Reports on Form 8-K". However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

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

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory and record a provision or write-down for excess or obsolete inventory based primarily on our estimate of expected future product demand. Our estimates of future product demand may differ from actual demand and, as such our estimate of the provision required for excess and obsolete inventory may increase, which we would record in the period such determination was made. Reductions in inventory reserves are recognized when realized. The amount of the write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory. Demand for our products may fluctuate significantly over time and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

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

As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net U.S. deferred tax assets. Upon a favorable change in the operations and financial condition of the Company that result in management's determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for would be eliminated.

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

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. On October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, Jinling, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements.
We have substantially transferred the production of our automotive related products utilizing our PalFlex (R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.


                                                             Three Months Ended                         Six Months Ended
                                                   December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                                                   -----------------    -----------------    -----------------    -----------------

Total revenues                                          100.0 %              100.0 %              100.0 %              100.0 %
Cost of products sold                                    96.4 %              100.7 %               95.9 %               99.0 %
                                                        -----                -----                -----                -----

Gross profit                                              3.6 %               (0.7)%                4.1 %                1.0 %
Selling, general and administrative expenses             16.0 %               16.5 %               14.8 %               16.3 %
                                                        -----                -----                -----                -----

Operating loss                                          (12.4)%              (17.2)%              (10.7)%              (15.3)%
Loss from operations before (provision) benefit
 from income taxes and minority interest                (13.3)%              (17.2)%              (11.6)%              (15.5)%
                                                        -----                -----                -----                -----
Net loss                                                (43.2)%              (13.0)%              (25.3)%               (9.1)%
                                                        =====                =====                =====                =====

Three Months Ended December 29, 2002 Compared to Three Months Ended
-------------------------------------------------------------------
December 30, 2001
-----------------

Total Revenues. Our total revenues were $22.9 million for the three months ended December 29, 2002 compared to $20.7 million for the three months ended December 30, 2001.

Revenues increased 11% when compared to the same period last year. Revenues from foreign operations were 35% of total revenues for the three months ending December 29, 2002 compared to 24% of total revenues for the comparable period of the prior year. The growth in revenue from our foreign operations is a result of our efforts to transfer manufacturing processes from our domestic operations to our lower cost international manufacturing locations. Domestically, revenues remained strong in the appliance market with sequential growth in excess of 20%. Appliance market revenues continue to be driven primarily by the dishwasher segment although we have recently been qualified on both laundry and range product lines. Growth also occurred in our broad based computer business with significant revenues recorded from sales of flexible interconnects for desktops and printers. Revenues from the military and aerospace market continued to grow with several significant awards expected to have impact in the next 12 months. Continued price erosion in the automotive market and declines in telecommunications revenues over the past year partially offset increases.

Cost of Products Sold. Cost of products sold were $22.1 million, or 96% of total revenues, for the three months ended December 29, 2002, compared to $20.8 million, or 101% of total revenues for the comparable period in the prior year.

Our Methuen, Massachusetts operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. To improve utilization in fiscal 2003, we decided in fiscal 2002 to relocate our Salem, New Hampshire laminated cable operations to our Methuen, Massachusetts facility. We completed this move in December 2002. The costs associated with the closing of our Salem, New Hampshire facility were accrued for in fiscal 2002. Costs associated with the physical relocation of the business were incurred and recorded in the current quarter. We anticipate significant cost savings to accrue beginning with the third fiscal quarter of 2003.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations, primarily in the People's Republic of China. Even though the transfer of manufacturing operations is costly, this investment is core to our long-term strategy for cost effective manufacturing. During this transfer process, we incurred substantial losses supporting both the existing domestic production lines and the developing capabilities in China. We believe the bulk of this initial transfer is complete as of the end of the current quarter and is rapidly winding down its unprofitable domestic production, which we expect to be complete by February 2003. We expect the transfer of labor intensive manufacturing operations to more cost effective locations to result in cost savings in excess of $1 million quarterly. Although these cost reduction measures are expected to improve gross margins, a return to profitability is predicated upon operational performance, a more favorable product mix, and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million, or 16% of total revenues, for the three months ended December 29, 2002, and $3.4 million or 17% of total revenues for the same period in the prior year representing a increase of $258,000, or 8%. The increase reflects the costs associated with staffing our new regionally based sales organization. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. We continue to implement tight cash flow management, which has resulted in the elimination of all non-core consulting expenses and non-essential outside services. All discretionary expenses continue to be held to a minimum.

Other (Expense) Income, Interest Expense, and (Provision) Benefit from Income Taxes. Other income was $26,000 for the three months ended December 29, 2002, compared to $120,000 for the three months ended December 30, 2001. Other income for the period ended December 30, 2001 consisted primarily of interest earned on our short-term investments. Our short-term investments were liquidated as of October 2001.

Interest expense was $223,000 for the three months ended December 29, 2002, compared to $115,000 for the comparable period in the prior year. Higher borrowings for the three months ending December 29, 2002 compared to the three months ended December 30, 2001 resulted in an increase in interest expense. The outstanding balances on our long-term debt, including current maturities, were $17.6 million and $7.7 million at the quarter ended December 29, 2002 and December 30, 2001, respectively.

Our loss any before benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $3.1 million for the three months ended December 29, 2002, compared to a loss of $3.6 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately 225% in the three months ended December 29, 2002 and (23%) for the comparable period in the prior year. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Six Months Ended December 29, 2002 Compared to Six Months Ended
---------------------------------------------------------------
December 30, 2001
-----------------

Total Revenues. Our total revenues were $44.6 million for the six months ended December 29, 2002 compared to $42.3 million for the six months ended December 30, 2001.

Revenues from foreign operations were 36% of total revenues for the six months ending December 29, 2002 compared to 24% of total revenues for the comparable period of the prior year. The growth in revenue from our foreign operations is a result of our efforts to transfer manufacturing processes from our domestic operations to our lower cost international manufacturing locations. Domestically, revenues remained strong in the appliance market. Appliance market revenues continue to be driven primarily by the dishwasher segment although we have recently been qualified on both laundry and range product lines. Growth also occurred in our broad based computer business with significant revenues recorded from sales of flexible interconnects for desktops and printers. Revenues from the military and aerospace market continued to grow with several significant awards expected to have impact in the next 12 months. Continued price erosion in the automotive market and declines in telecommunications revenues over the past year partially offset increases.

Cost of Products Sold. Cost of products sold were $42.8 million, or 96% of total revenues, for the six months ended December 29, 2002, compared to $41.9 million, or 99% of total revenues for the comparable period in the prior year. Margins for the six months ended December 29, 2002 were adversely impacted by approximately $252,000 in severance costs associated with work force reductions.

Our Methuen, Massachusetts operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. To improve utilization in fiscal 2003, we decided in fiscal 2002 to relocate our Salem, New Hampshire laminated cable operations to our Methuen, Massachusetts facility. We completed this move in December 2003. The costs associated with the closing of our Salem, New Hampshire facility were accrued for in fiscal 2002. Costs associated with the physical relocation of the business were incurred and recorded in the current quarter. We anticipate significant cost savings to accrue beginning with the third fiscal quarter of 2003.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations, primarily in the People's Republic of China. Even though the transfer of manufacturing operations is costly, this investment is core to our long-term strategy for cost effective manufacturing. During this transfer process, we have incurred substantial losses supporting both the existing domestic production lines and the developing capabilities in China. We believe the bulk of this initial transfer is complete as of the end of the current quarter and is rapidly winding down its unprofitable domestic production, which we expect to be complete by February 2003. We expect the transfer of labor intensive manufacturing operations to more cost effective locations to result in cost savings in excess of $1 million quarterly. Although these cost reduction measures are expected to improve gross margins, a return to profitability is predicated upon operational performance, a more favorable product mix, and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.6 million, or 15% of total revenues, for the six months ended December 29, 2002, and $6.9 million or 16% of total revenues for the same period in the prior year representing a decrease of $324,000, or 5%. Continued cost controls are primarily responsible for the reduction in costs, offset by increased costs associated with staffing our new regionally based sales organization. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. Headcount decreases through work force reductions and attrition have resulted in reduced spending at the corporate level. Tight cash flow management has resulted in the elimination of all non-core consulting expenses and non-essential outside services. All discretionary expenses continue to be held to a minimum.

Other (Expense) Income, Interest Expense, and (Provision) Benefit from Income Taxes. Other income was $6,000 for the six months ended December 29, 2002, compared to $222,000 for the six months ended December 30, 2001. Other income for the period ended December 30, 2001 consisted primarily of interest earned on our short-term investments. Our short-term investments were liquidated as of October 2001.

Interest expense was $427,000 for the six months ended December 29, 2002, compared to $310,000 for the comparable period in the prior year. Higher borrowings for the six months ending December 29, 2002 compared to the six months ended December 30, 2001 resulted in an increase in interest expense. The outstanding balances on our long-term debt, including current maturities, were $17.6 million and $7.7 million for the six months ended December 29, 2002 and December 30, 2001, respectively.

Our loss before any benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $5.2 million for the six months ended December 29, 2002, compared to a loss of $6.6 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately 118% in the six months ended December 29, 2002 and (35%) for the comparable period in the prior year. . Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with the current quarter has been recognized relating to the U.S. operating losses, and we have established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of December 29, 2002, we had approximately $1.7 million in cash and cash equivalents.

Net cash used by operations during the six months ended December 29, 2002 was $1.1 million. Operating losses of $11.3 million after adjustment for minority interest, depreciation, amortization, and deferred tax asset valuation allowances resulted in $1.8 million of cash used for operations. This was combined with $700,000 generated from working capital, including $1.5 million from income tax refunds.

Net cash used by investing activities was $1.2 million for the six months ended December 29, 2002. These funds were used to purchase capital equipment and other assets primarily for completion of our new smart card production line in Suzhou, People's Republic of China. As of December 29, 2002 we have an additional $756,000 of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to increase revenue opportunities and enhance cash flows. Net cash provided by financing activities was $2.1 million for the six months ended December 29, 2002 which represents the net borrowings and repayments on our bank debt and $53,000 from the exercise of stock options. The bank borrowings include $3.8 million from Parlex Interconnect's $5.0 million Hong Kong bank loan and payments of $1.2 million to retire their two local short-term bank notes.

In June 2002, our subsidiary, Parlex Interconnect, executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay

Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. Amounts borrowed under the Loan Agreement are scheduled to be paid in four installments of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in February 2004 with the final payment due August 2005. As of December 29, 2002, total borrowings were $3.8 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment purchases and working capital requirements. As a condition of the approval of this Loan Agreement, we and our subsidiary, Parlex Asia Pacific Ltd., have provided a guarantee of the payment of this loan. The Loan Agreement also contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of our default on other financing arrangements. We are in violation of the cross default provision as of December 29, 2002. As such, we have classified all borrowings under the Loan Agreement as current.

On September 27, 2002 (updated as of October 31, 2002), we executed the Third Amendment to our Loan Agreement with Fleet Bank (as amended, the "Credit Agreement") (originally dated March 1, 2000). The Credit Agreement provided our bank with a secured interest in all of our assets including a first mortgage on our Methuen, Massachusetts facility. Total availability for borrowings under the Credit Agreement was reduced to $13,000,000 at December 30, 2002 and will be reduced to $12,000,000 by March 31, 2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.25% at December 29, 2002) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. As of December 29, 2002 we have, as provided for under our Credit Agreement, converted $11.0 million of our Credit Agreement borrowings into three LIBOR contracts with maturities from one to three months. The LIBOR plus margin for these contracts varies between 3.67% and 4.08%. Interest on the LIBOR contracts is payable at the end of each LIBOR term. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily-unused portion of the bank's commitment. Interest is payable monthly. The Credit Agreement allows us to issue letters of credit, which reduce our availability for borrowings under the Credit Agreement, and a $100,000 letter of credit is outstanding at December 29, 2002. The Credit Agreement permits us to pay cash dividends to the extent that such payment would not cause us to violate the aforementioned covenants. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, debt service coverage to EBITDA, and income, EBITDA and capital expenditure targets. We were out of compliance with certain financial covenants contained in the Credit Agreement and have classified as current all borrowings under the Credit Agreement.

We have signed a Purchase and Sale Agreement ("Sale Lease Back Agreement") with a third party wherein we will sell our corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts and then enter into a long term lease with the third party. Net proceeds principally will be used to reduce borrowings under the our Credit Agreement. Concurrently, we are negotiating an amended Credit Agreement secured principally by trade accounts receivable. In addition, we have received a non-binding commitment letter from a second bank for an alternative $10 million working capital line of credit subject to the satisfactory closing of its Sale Lease Back Agreement. We expect to finalize our re-financing activities in March 2003.

We continue to take a series of actions to reduce operating expenses and to restructure operations, which to date have consisted primarily of reductions in workforce and consolidating manufacturing operations, including the closing of the Salem, New Hampshire facility which was completed in December 2002. Moreover, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Our plans include the following actions: 1) transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 2) expand its products in the home appliance, military and aerospace, computer and peripherals, and radio frequency identification and smart card markets; and 3) monitor and reduce selling, general and administrative expenses.

In December 2002, we successfully completed initial product qualification on our new smart card production line in Suzhou, People's Republic of China. We have invested in excess of $4 million in this line over the past 18 months. Revenues, from this product, are forecasted to increase sequentially over the next three calendar quarters. We have successfully completed transfer, installation and qualification of our proprietary PALFlex technology to our Shanghai, People's Republic of China operation. Transfer of all domestic PALFlex manufacturing will be complete by February 2003. Considering that the U.S. PALFlex production represented a significant portion of the quarterly losses in fiscal 2003 transfer of this low cost, high volume production is critical to our return to profitability. Discontinuance of domestic production is expected to improve operating results in excess of $1 million a quarter.

However, there can be no assurances that we will be able to implement all of our plans and or execute the sale lease back and bank financing transactions or that the ultimate execution of such plans and transactions will achieve all of the desired results. In such event, although we may be able to reduce operating costs further by reducing headcount, closing additional facilities, or scaling back current operations until financing becomes available on terms acceptable to us, a modification to the auditor's report on our June 30, 2003 financial statements could result.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize , at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 29, 2002, we issued no guaratees that qualify for disclosure in this interim financial statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 will be effective for us on July 1, 2003. We are currently evaluating the impact of this statement on our results of operations.

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

We are currently not in compliance with the financial covenants of our existing financing arrangements and the debt may be callable.

We are currently not in compliance with the financial covenants of our existing financing arrangements and the debt may be callable by the lender. We are currently negotiating with our current lenders to amend out existing financing arrangements, including the financial covenants, and are negotiating with alternative lenders to provide us with new sources of financing. Failure to successfully negotiate alternative financing or to amend out existing financing arrangements, including the financial covenants, may result in significant adverse liquidity effects on us.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
----------------------------------------------------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Our $13 million Credit Agreement bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime rate and LIBOR are affected by changes in market interest rates. As of December 29, 2002, we have an outstanding balance under our Credit Agreement of approximately $11.7 million. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR borrowings, and therefore believe that our market risk is not material. A 10% change in interest rates would impact annual interest expense by approximately $50,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Poly-Flex Circuits Limited and Parlex (Europe) Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of December 29, 2002, of approximately $13.6 million. Poly-Flex Circuits Limited and Parlex (Europe) Limited had combined net assets as of December 29, 2002 of approximately $5.3 million. We believe that a 10% change in exchange rates may have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of December 29, 2002, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of $5.9 million. As of December 29, 2002, Poly-Flex Circuits Limited had no outstanding debt.

Item 4.  Controls and Procedures
--------------------------------

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

As of December 29, 2002, the Company was not in compliance with certain financial covenants contained in its Credit Agreement with Fleet Bank. As of February 11, 2003, the outstanding balance owed to Fleet Bank under the Credit Agreement was $11,180,000. Although Fleet Bank has not called the debt due to such default, there is no guarantee that Fleet Bank will not call this debt at any time. See page 17, "Liquidity and Capital Resources."

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on November 26, 2002. There was no solicitation in opposition to management's nominees as listed in our proxy statement and all such nominees were elected as Class II directors for a three-year term.

(b) At the Annual Meeting, stockholders elected the following Class II directors whose terms expire in 2005:

      Name                   For           Authority Withheld
      ----                   ---           ------------------

      Peter J. Murphy        5,879,619     24,250
      Russell D. Wright      5,881,919     21,950

The following directors' terms continued after the 2002 Annual Meeting:
Herbert W. Pollack, Sheldon Buckler, Lester Pollack, Benjamin M.
Rabinovici, and Richard W. Hale.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - See Exhibit Index to this report.

         (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended December 29, 2002.

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


                                  PARLEX CORPORATION
                                  ------------------


                                  By: /s/ Peter J. Murphy
                                      -------------------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      -------------------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & Chief Financial Officer

                                      (Principal Accounting and Financial
                                      Officer)


                                  February 12, 2003
                                  -----------------------------------------
                                  Date

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: February 12, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: February 12, 2003

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