Form 10-Q
period 2003-03-30
PARLEX CORP
filed 2003-05-14
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                   _______________________________________

                                  FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 30, 2003

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from _________ to _________

                   _______________________________________

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

The number of shares outstanding of the registrant's common stock as of May 12, 2003 was 6,312,216 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                   INDEX
                                   -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets - March 30, 2003 and
         June 30, 2002                                                   3

         Consolidated Statements of Operations - For the Three
         Months and Nine Months Ended March 30, 2003 and
         March 31, 2002                                                  4

         Consolidated Statements of Cash Flows - For the
         Nine Months Ended March 30, 2003 and March 31, 2002             5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     27

Item 4.  Controls and Procedures                                        27

Part II - Other Information                                             29

Item 3.  Defaults Upon Senior Securities                                29

Item 6.  Exhibits and Reports on Form 8-K                               29

Signatures                                                              30

Certifications                                                          31

Exhibit Index                                                           33

                     PARLEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------
ASSETS                                     March 30, 2003      June 30, 2002

CURRENT ASSETS:
  Cash and cash equivalents                 $  1,292,009       $   1,785,025
  Accounts receivable - net                   15,530,267          17,665,808
  Inventories - net                           15,762,026          17,588,589
  Refundable income taxes                        303,402           1,810,102
  Deferred income taxes                          313,109           3,595,659
  Other current assets                         1,780,443           2,030,210
                                            ------------       -------------

      Total current assets                    34,981,256          44,475,393
                                            ------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                   1,014,872           1,018,822
  Buildings                                   21,495,851          22,209,273
  Machinery and equipment                     61,131,591          58,267,902
  Leasehold improvements and other             6,311,657           7,499,054
  Construction in progress                     4,737,776           6,467,541
                                            ------------       -------------

      Total                                   94,691,747          95,462,592

  Less accumulated depreciation and
   amortization                              (42,409,995)        (39,480,757)
                                            ------------       -------------

      Property, plant and equipment -
       net                                    52,281,752          55,981,835
                                            ------------       -------------

INTANGIBLE ASSETS - NET                        1,153,570           1,155,827

GOODWILL - NET                                 1,157,358           1,157,510

DEFERRED INCOME TAXES                                  -           2,850,876

OTHER ASSETS                                      56,194             432,488
                                            ------------       -------------

TOTAL                                       $ 89,630,130       $ 106,053,929
                                            ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt         $ 17,180,331       $   3,560,855
  Accounts payable                            12,450,997          13,729,201
  Accrued liabilities                          5,185,132           4,427,753
                                            ------------       -------------

      Total current liabilities               34,816,460          21,717,809
                                            ------------       -------------

LONG-TERM DEBT                                         -          12,000,000
                                            ------------       -------------

OTHER NONCURRENT LIABILITIES                   1,342,290           1,764,795
                                            ------------       -------------

MINORITY INTEREST IN PARLEX SHANGHAI             395,961             430,204
                                            ------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                   652,221             651,321
  Additional paid-in capital                  60,948,905          60,897,275
  Retained earnings                           (7,308,393)          9,911,794
  Accumulated other comprehensive loss          (179,689)           (281,644)
  Less treasury stock, at cost                (1,037,625)         (1,037,625)
                                            ------------       -------------

      Total stockholders' equity              53,075,419          70,141,121
                                            ------------       -------------

TOTAL                                       $ 89,630,130       $ 106,053,929
                                            ============       =============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
                                            Three Months Ended                   Nine Months Ended
                                      March 30, 2003    March 31, 2002    March 30, 2003    March 31, 2002
                                      --------------    --------------    --------------    --------------

REVENUES:                              $ 19,438,542      $ 21,278,286      $ 64,028,080      $ 63,598,256

COSTS AND EXPENSES:
  Cost of products sold                  21,224,242        21,285,005        63,934,553        63,175,513
  Selling, general and
   administrative expenses                3,886,742         3,252,309        10,480,675        10,170,700
                                       ------------      ------------      ------------      ------------

      Total costs and expenses           25,110,984        24,537,314        74,415,228        73,346,213
                                       ------------      ------------      ------------      ------------

OPERATING LOSS                           (5,672,442)       (3,259,028)      (10,387,148)       (9,747,957)

OTHER INCOME, Net                             6,213             8,879           (42,601)          231,368

INTEREST EXPENSE                           (242,932)         (145,755)         (670,353)         (455,417)
                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST      (5,909,161)       (3,395,904)      (11,100,102)       (9,972,006)

(PROVISION FOR) BENEFIT FROM
 INCOME TAXES                               (20,522)        1,715,852        (6,154,329)        3,988,802
                                       ------------      ------------      ------------      ------------

LOSS BEFORE MINORITY INTEREST            (5,929,683)       (1,680,052)      (17,254,431)       (5,983,204)

MINORITY INTEREST                               656            12,604            34,244           472,728
                                       ------------      ------------      ------------      ------------

NET LOSS                               $ (5,929,027)     $ (1,667,448)     $(17,220,187)     $ (5,510,476)
                                       ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE       $      (0.94)     $      (0.26)     $      (2.73)     $      (0.87)
                                       ============      ============      ============      ============

WEIGHTED AVERAGE SHARES - BASIC
 AND DILUTED                              6,312,216         6,303,216         6,307,337         6,303,216
                                       ============      ============      ============      ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended

                                                               March 30, 2003     March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                      $(17,220,187)      $ (5,510,476)
                                                                ------------       ------------

  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization of property, plant and
     equipment and other assets                                    4,929,976          4,779,170
    Loss on disposition of assets - net                              624,037                  -
    Deferred income taxes                                          6,133,425         (3,731,541)
    Minority interest                                                (34,243)          (472,863)
    Changes in current assets and liabilities:
      Accounts receivable - net                                    2,176,638            871,753
      Inventories                                                  1,854,550           (998,429)
      Refundable taxes                                             1,506,700          1,753,601
      Other assets                                                   284,376            685,890
      Accounts payable and accrued liabilities                      (949,583)         1,471,391
                                                                ------------       ------------

        Net cash used in operating activities                       (694,311)        (1,151,504)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Changes in other assets                                            326,762                  -
  Purchase of Poly-Flex subsidiary                                         -            525,000
  Acquisition of minority interest in Parlex Shanghai                      -         (3,173,283)
  Maturities of investments available for sale, net                        -          5,498,950
  Additions to property, plant and equipment and other assets      (1,813,991)       (4,367,584)
                                                                ------------       ------------
Net cash used in investing activities                              (1,487,229)       (1,516,917)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                            52,530                 -
  Proceeds from bank loans                                         16,782,789        21,121,583
  Payment of bank loans                                           (15,163,153)      (20,247,411)
                                                                ------------       ------------

        Net cash provided by financing activities                   1,672,166           874,172
                                                                ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                16,358            28,976
                                                                ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (493,016)       (1,765,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,785,025         3,203,990
                                                                ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   1,292,009      $  1,438,717
                                                                ============       ============

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND
 INVESTING ACTIVITIES:

  Acquisition of minority interest in Parlex Shanghai           $          -       $  1,356,964
                                                                ============       ============

  Property, plant, equipment and other asset purchases
   financed under capital lease, long-term debt and
   accounts payable                                             $    487,065       $    495,320
                                                                ============       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 9). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 30, 2003 and the results of operations and cash flows for the three months and nine months ended March 30, 2003 and March 31, 2002. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

The Company followed the same accounting policies in the preparation of these interim financial statements as described in its annual filing on Form 10-K for the year ended June 30, 2002. This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2002.

For the nine months ended March 30, 2003, as shown in the consolidated financial statements, the Company incurred net losses of $17,220,000 and used $694,000 of cash in operations. The Company was out of compliance with certain financial covenants of its revolving credit agreement with Fleet Bank (the "Credit Agreement"). As a result, the outstanding balance under the Credit Agreement is due upon demand. Accordingly, the Company has classified as current all borrowings under the Credit Agreement. In addition, the Company has classified as current the borrowings of its subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd ("Parlex Interconnect") under a loan agreement with a bank (the "Loan Agreement"). The Loan Agreement contains a cross default provision that would permit the lender to accelerate the repayment obligation in the event of the Company's default on other financing arrangements.

The Company has signed a Purchase and Sale Agreement with a third party to execute a sale lease back ("Sale Lease Back Agreement") of its corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts and its Cranston, Rhode Island manufacturing facility. Net proceeds principally will be used to reduce borrowings under the Company's Credit Agreement. The Company was unsuccessful in closing its sale lease back transaction reported last quarter due to a series of complex tax issues, which could not be resolved by the purchasing party. The Company has received a commitment letter from a major domestic bank for a $10 million working capital line of credit subject to the satisfactory closing of its Sale Lease Back Agreement. The Company expects to finalize its re-financing activities in the quarter ending June 30, 2003.

Management continues to take a series of actions to reduce operating expenses and to restructure operations, which to date have consisted primarily of reductions in workforce and consolidating manufacturing operations, including the closing of the Salem, New Hampshire facility which was completed in December 2002. Moreover, management continues to implement plans to further control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 2) expand its products in the home appliance, military and aerospace, computer and peripherals, and radio frequency identification and smart card markets; and 3) reduce general and administrative expenses.

In December 2002, the Company successfully completed initial product qualification on its new smart card production line in Suzhou, People's Republic of China. The Company has invested in excess of $4 million in this line over the past 18 months. The Company has successfully completed transfer, installation and qualification of its proprietary PALFlex technology to its Shanghai, People's Republic of China operations. Transfer of certain domestic PALFlex manufacturing was completed in the quarter ended March 30, 2003, while remaining domestic obligations were terminated. The Company recorded charges to cost of products sold related to the shut down of these operations, including inventory reserves and fixed asset impairments. Domestic PALFlex production represented a significant portion of the Company's quarterly losses over the past two years. Transfer to China of this low cost, high volume production is critical to the Company's return to profitability.

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

2.    Comprehensive Loss
      ------------------

Comprehensive loss for the three months and nine months ended March 30, 2003 and March 31, 2002 is as follows:

                                                 Three Months Ended                  Nine Months Ended
                                            March 30, 2003    March 31, 2002    March 30, 2003    March 31, 2002
                                            --------------    --------------    --------------    --------------

Net loss                                    $(5,929,027)      $(1,667,448)      $(17,220,187)      $(5,510,476)

Other comprehensive (loss) income:
  Unrealized gain (loss) on short
   term investments                                   -                 -                  -           (34,751)
  Foreign currency translation
   adjustments                                  (87,566)          (46,815)           101,955           115,501
                                            -----------       -----------       ------------       -----------

Total comprehensive loss                    $(6,016,593)      $(1,714,263)      $(17,118,232)      $(5,429,726)
                                            ===========       ===========       ============       ===========

At March 30, 2003, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

3.    Intangible Assets
      -----------------

Intangible assets, as of March 30, 2003, are composed of the following:

                                      Land Use
                                       Rights        Patents          Total
                                      --------       -------          -----

Cost                                 $1,145,784      $ 58,560      $1,204,344
Accumulated amortization                (28,620)      (22,154)        (50,774)
                                     ----------      --------      ----------
Intangible assets, net               $1,117,164      $ 36,406      $1,153,570
                                     ==========      ========      ==========

The Company has reassessed the useful lives of other intangible assets and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the nine months ended March 30, 2003 was $19,367. The estimated amortization expense for each of the fiscal years subsequent to June 30, 2002 is as follows:

                                                      Amortization Expense
                                                      --------------------

For year ended June 30, 2003                               $   25,822
For year ended June 30, 2004                                   25,822
For year ended June 30, 2005                                   25,822
For year ended June 30, 2006                                   25,822
For year ended June 30, 2007                                   25,822
Thereafter                                                  1,043,827
                                                           ----------
                                                           $1,172,937
                                                           ==========

4.    Recent Adoption of Accounting Pronouncements
      --------------------------------------------

On January 1, 2003, the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The Company adopted this statement on January 1, 2003.

On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

On December 30, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of SFAS Nos. 144, 146 and 148 did not have a material effect on the Company's financial statements.

5.    Future Adoption of Accounting Pronouncements
      --------------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 30, 2003, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

6.    Reclassifications
      -----------------

Certain prior period amounts have been reclassified to conform to the current period presentation.

7.    Long-Term Debt
      --------------

      Long-term debt consists of the following:

                                          March 30, 2003    June 30, 2002
                                         ---------------    -------------

Revolving credit agreement                 $11,180,000       $12,160,000
Parlex Shanghai term notes                   2,174,596         2,102,211
Parlex Interconnect term note                3,801,194         1,208,167
Capital lease obligations                       24,541            90,477
                                           -----------       -----------

Total long-term debt                        17,180,331        15,560,855

Less current portion                        17,180,331         3,560,855
                                           -----------       -----------

Long-term debt - net                       $         -       $12,000,000
                                           ===========       ===========

Revolving Credit Agreement - On October 31, 2002, the Company executed the Third Amendment to the Credit Agreement (the "Third Amendment"). The Third Amendment increased the bank's security interest in the Company's assets to include a first mortgage on the Company's Methuen, Massachusetts facility.
In addition, the total availability for borrowings under the Credit Agreement was reduced to $13,000,000 on December 30, 2002 and $12,000,000 on March 31, 2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. The Third Amendment also amended the restrictive covenants for periods subsequent to June 30, 2002 to remove the interest coverage ratio, amend the definition of minimum tangible net worth, and amend the future income targets. At March 30, 2003 the Company was out of compliance with certain financial covenants contained in its revolving credit agreement with Fleet Bank (the "Credit Agreement"). As a result, the outstanding balance under the Credit Agreement is due upon demand. Accordingly, the Company has classified as current all borrowings under the Credit Agreement.

Parlex Shanghai Term Notes - On February 25, 2003, Parlex Shanghai entered into a short-term bank note bearing interest at 5.544%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex Shanghai, guarantees the short-term note. Amounts outstanding under this six month short-term note total $845,000 and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended March 30, 2003. The Company provides a cross guarantee to Jinling for 100% of the term note. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.3 million and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended March 30, 2003 based upon its scheduled repayment terms.

Parlex Interconnect Term Note - In June 2002, the Company's subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd ("Parlex Interconnect"), executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. Amounts borrowed under the Loan Agreement are payable in four installments of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in
February 2004 with the final payment due August 2005. As of March 30, 2003, total borrowings were $3.8 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment purchases and working capital requirements. As a condition of the approval of this Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. The Loan Agreement also contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of the Company's default on other financing arrangements. The Company is in violation of the cross default provision as of March 30, 2003. As a result, the Company has classified all borrowings under the Loan Agreement as current.

The Company has signed a Purchase and Sale Agreement with a third party to execute a sale lease back ("Sale Lease Back Agreement") of its corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts and its Cranston, Rhode Island manufacturing facility. Net proceeds principally will be used to reduce borrowings under the Company's Credit Agreement. In addition, the Company has received a commitment letter from a major domestic bank for a $10 million working capital line of credit subject to the satisfactory closing of its Sale Lease Back Agreement. This line of credit is principally secured by eligible accounts receivable. The Company expects to finalize its re-financing activities in the quarter ending June 30, 2003.

8.    Income Taxes
      ------------

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company's effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance.

As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with U.S. operating losses has been recognized in the current quarter, moreover we have established a valuation allowance against all of our remaining net U.S. deferred tax assets. Upon a favorable change in the operations and financial condition of the Company that results in management's determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for would be eliminated.

9.    Joint Venture
      -------------

In 1995, the Company formed a joint venture, Parlex Shanghai. At its formation, the Company had a 50.1% controlling interest and as such has been consolidating Parlex Shanghai's financial results within its financial statements with minority interest recorded to reflect its partners' 49.9% interest. On October 22, 2001, the Company purchased Jinling's 40% joint venture interest in Parlex Shanghai, bringing the Company's interest to 90.1%. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by the minority shareholder in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

10.   Inventories
      -----------

Inventories of raw materials are stated at the lower of cost, first-in, first-out or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Inventory reserves were recorded in the current quarter associated with the closing of domestic PALFlex manufacturing operations. Reductions in obsolescence reserves are recognized when realized. Inventories, net of reserves, consisted of:

                                    March 30, 2003    June 30, 2002
                                    --------------    -------------

Raw materials                        $ 6,442,057      $ 7,240,945

Work in process                        6,718,296        7,382,378

Finished goods                         2,601,673        2,965,266
                                     -----------      -----------

Total                                $15,762,026      $17,588,589
                                     ===========      ===========

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

12.   Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

In June 2002, the Company committed to a plan to consolidate and relocate certain of its manufacturing operations. The Company accrued $1,480,000 for lease costs, the abandonment of leasehold improvements, and for a lease termination penalty, all of which were reported (as cost of sales) in its consolidated statement of operations. The lease agreement, for which certain costs have accrued under this plan, expires in 2007. However, the Company has the right, pursuant to the lease, to terminate the lease effective as of June 30, 2004. Costs for the quarter ended March 30, 2003 and cumulative to date are as follows:

                                  Exit Costs        Costs         Adjusted
                                   Accrued         Incurred       Balance
                                  ----------       --------       --------

Lease costs                       $  755,000      $(108,072)      $646,928

Leasehold improvements               625,000       (573,767)        51,233

Lease termination penalty            100,000              0        100,000
                                  ----------      ---------       --------

Total                             $1,480,000      $(681,839)      $798,161
                                  ==========      =========       ========

13.   Related Party Transactions
      --------------------------

During the nine month periods ended March 30, 2003 and March 31, 2002, the Company recorded $580,000 and $688,000, respectively, for equipment purchases from a company in which a former officer of Parlex has a direct financial interest. At March 30, 2003 and March 31, 2002, the Company has recorded within accounts payable and accrued expenses $200,000 and $110,000, respectively, for equipment purchases from this party.
Cumulative purchases to date from this party are $1,852,000.


14.   Stock Based Compensation
      ------------------------

At March 30, 2003, the Company accounts for stock-based compensation under the recognition and measurement principals of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an excise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

The following table presents combined activity for stock options for the three months and nine months ended March 30, 2003:

                                                        Three Months Ended       Nine Months Ended
                                                          March 31, 2003           March 31, 2003
                                                       ---------------------    ---------------------
                                                                   Weighted-                Weighted-
                                                       Shares      Average      Shares      Average
                                                        Under      Exercise      Under      Exercise
                                                       Option       Price       Option       Price
                                                       ------      --------     ------      ---------

Outstanding options at beginning of period             573,275      $14.05      470,750      $14.63
  Granted                                                    -           -      126,150       11.21
  Surrendered                                          (65,500)      20.18      (80,125)      18.90
  Exercised                                                  -           -       (9,000)       5.84
                                                       -------      ------      -------      ------
Outstanding options at end of period                   507,775       13.26      507,775       13.26

Exercisable options at end of period                   249,240       14.54      249,240       14.54

Weighted average fair value of options
 granted during the period                                                                   $ 4.60

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 30, 2003:

                                   Options Outstanding            Options Exercisable
                       ---------------------------------------    ---------------------
                                        Weighted-
                                        Average      Weighted-                Weighted-
                                       Remaining     Average                  Average
    Exercise              Number      Contractual    Exercise                 Exercise
     Prices            Outstanding    Life (Years)    Price       Number       Price
    --------           -----------    ------------   --------     ------      ---------

$ 3.60 - $ 7.20           12,000          2.1         $ 6.05       12,000      $ 6.05
  7.21 -  10.80           51,500          8.8          10.25       14,500       10.21
 10.81 -  14.40          307,525          8.1          12.16      102,740       12.53
 14.41 -  18.00           68,750          6.3          16.17       53,000       16.15
 18.01 -  21.60           66,000          4.6          18.78       66,000       18.78
 21.61 -  25.20            2,000          7.1          22.00        1,000       22.00
                         -------          ---         ------      -------      ------
 $3.60 - $25.20          507,775          7.3         $13.26      249,240      $14.54
                         =======          ===         ======      =======      ======

The following are the pro forma net loss and loss per share, as if compensation expense for the option plans had been determined based on the fair value at the grant date:

                                              Three Months Ended                Nine Months Ended
                                       March 30, 2003   March 31, 2002   March 30, 2003    March 31, 2002
                                       --------------   --------------   --------------    --------------

Net loss                                $(5,929,027)     $(1,667,448)     $(17,220,187)     $(5,510,476)

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effects                               (188,077)        (244,205)         (560,839)        (800,118)
                                        -----------      -----------      ------------      -----------

Pro forma net income                    $(6,117,104)     $(1,911,653)     $(17,781,026)     $(6,310,594)
                                        ===========      ===========      ============      ===========

Earnings per share:
  Basic and diluted, as reported        $     (0.94)     $     (0.26)     $      (2.73)     $     (0.87)
                                        ===========      ===========      ============      ===========
  Basic and diluted, pro forma          $     (0.97)     $     (0.30)     $      (2.82)     $     (1.00)
                                        ===========      ===========      ============      ===========

The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

                                         Nine Months Ended    Nine Months Ended
                                          March 30, 2003       March 31, 2002
                                         -----------------    -----------------

Average risk-free interest rate                 2.2%                 3.7%
Expected life of option grants               3.5 years            2.5 years
Expected volatility of underlying stock         54%                  78%
Expected dividend rate                          None                 None

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

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory, including the status of customer purchase orders and record a provision or write-down for excess or obsolete inventory based primarily on our estimate of expected future product demand. Our estimates of future product demand may differ from actual demand and, as such our estimate of the provision required for excess and obsolete inventory may increase, which we would record in the period such determination was made. Reductions in inventory reserves are recognized when realized. The amount of the write-down is the excess of historical cost over estimated realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.

Demand for our products may fluctuate significantly over time and actual demand and market conditions may be more or less favorable than those projected by management. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. Conversely, if we determine that we would not be able to realize our remaining recorded net deferred tax asset, an adjustment to increase the valuation allowance would be charged to our results of operations in the period such conclusion was reached. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations and additional charges to reserves for deferred tax assets would be necessary.

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

Overview
--------

We are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications, diversified electronics, aerospace, appliance, electronic identification and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $24.8 million in property and equipment and approximately $17.3 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. On October
22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, Jinling, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements.
We have transferred the production of our automotive related products utilizing our PalFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China. Qualification of this production line was completed in December 2002.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto.

                                              Three Months Ended                Nine Months Ended
                                       March 30, 2003   March 31, 2002   March 30, 2003    March 31, 2002
                                       --------------   --------------   --------------    --------------

Total revenues                            100.0 %          100.0 %          100.0 %           100.0 %
Cost of products sold                     109.2 %          100.0 %           99.9 %            99.3 %
                                          -----            -----            -----             -----

Gross profit (loss)                        (9.2)%            0.0 %            0.1 %             0.7 %
Selling, general and administrative
 expenses                                  20.0 %           15.3 %           16.4 %            16.0 %
                                          -----            -----            -----             -----

Operating loss                            (29.2)%          (15.3)%          (16.3)%           (15.3)%
Loss from operations before
 (provision) benefit from income
 taxes and minority interest              (30.4)%          (16.0)%          (17.3)%           (15.7)%
                                          -----            -----            -----             -----

Net loss                                  (30.5)%           (7.8)%          (26.9)%            (8.7)%
                                          =====            =====            =====             =====

Three Months Ended March 30, 2003 Compared to Three Months
----------------------------------------------------------
 Ended March 31, 2002
 --------------------

Total Revenues. Our total revenues were $19.4 million for the three months ended March 30, 2003 compared to $21.3 million for the three months ended March 31, 2002.

Revenues decreased 9% when compared to the same period last year.
Decreases are primarily attributable to the closing of our domestic PALFlex operations. Domestic PALFlex revenues were $1.1 million versus $4.1 million in the same period of the prior year. Domestic PALFlex production has been a very unprofitable business over the last two years. High manufacturing costs coupled with rapidly eroding pricing in the high volume low cost segment of the automotive market have contributed to significant domestic losses. Over the last 18 months, we have transferred this production capability to China. Qualification of the PALFlex line in our Shanghai facility was completed in December 2002. We expect to re-build a profitable PALFlex based business in China leveraging a significantly lower cost to manufacture model with particular focus on lower volume higher mix business opportunities.

Revenues from foreign operations were 33% of total revenues for the three months ending March 30, 2003 compared to 27% of total revenues for the comparable period of the prior year. The growth in revenue from our foreign operations is a result of our efforts to transfer manufacturing processes from our domestic operations to our lower cost international manufacturing locations. Domestically, revenues remained strong in the appliance market with polymer thick film revenue growth in excess of 30% year over year. Appliance market revenues continue to be driven primarily by dishwasher product lines with significant growth opportunities remaining in laundry and range segments. Growth also occurred in our broad based computer business with growth driven primarily by increases in the printer and peripheral markets. Revenues from the military and aerospace market continued to grow with several significant orders expected to impact revenues in the next 12 months. We continue to experience a very soft market in the broader electronics industry with no expectation of short-term improvement. Revenue opportunities will continue to be driven by technology advancement and penetration of new or emerging markets.

Cost of Products Sold. Cost of products sold were $21.2 million, or 109% of total revenues, for the three months ended March 30, 2003, compared to $21.3 million, or 100% of total revenues for the comparable period in the prior year.

Domestic PALFlex cost of products sold was $4.2 million on $1.1 million in revenues for the quarter ended March 30, 2003. Expenses associated with the closing of our domestic PALFlex manufacturing operations significantly adversely impacted product costs. These expenses included severance for 60 people, write-offs for asset impairments and inventory reserves. All remaining costs associated with the closing of this operation were recorded in the quarter. In addition, in March 2003, we reduced the total leased space of our Mexico finishing operation by approximately 50%. Headcount in Mexico was reduced by a total of 43.

Our Methuen, Massachusetts operation continued to experience low capacity utilization and correspondingly significant unfavorable manufacturing variances. To improve utilization in fiscal 2003, we decided in fiscal 2002 to relocate our Salem, New Hampshire laminated cable operations to our Methuen, Massachusetts facility. We completed this move in December 2002. The costs of approximately $1,480,000 associated with the closing of our Salem, New Hampshire facility were accrued for in fiscal 2002. Costs of approximately $450,000 associated with the physical relocation of the business were incurred and recorded in the current fiscal year.

Although these cost reduction measures are expected to improve gross margins, a return to profitability is predicated upon operational performance, a more favorable product mix, and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.9 million, or 20% of total revenues, for the three months ended March 30, 2003, and $3.3 million or 15% of total revenues for the same period in the prior year representing an increase of $634,000, or 20%. The increase in part, reflects the costs associated with staffing our new regionally based sales organization. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. Further, non-reoccurring costs associated with our re-financing activities were included in general and administrative expenses for the quarter. We continue to implement tight cash flow management, which has resulted in the elimination of all non-core consulting expenses and non-essential outside services. All discretionary expenses continue to be held to a minimum.

Other (Expense) Income, Interest Expense, and (Provision) Benefit from Income Taxes. Other income was $6,000 for the three months ended March 30, 2003, compared to $9,000 for the three months ended March 31, 2002. Other income for each period consisted primarily of interest earned on our short-term investments.

Interest expense was $243,000 for the three months ended March 30, 2003, compared to $146,000 for the comparable period in the prior year. Higher borrowings for the three months ending March 30, 2003 compared to the three months ended March 31, 2002 resulted in an increase in interest expense. The outstanding balances on our long-term debt, including current maturities, were $17.2 million and $11.7 million at the quarter ended March 30, 2003 and March 31, 2002, respectively.

Our loss before any benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $5.9 million for the three months ended March 30, 2003, compared to a loss of $3.4 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately zero percent in the three months ended March 30, 2003 and (51%) for the comparable period in the prior year. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with U.S. operating losses has been recognized in the current quarter, moreover, we have established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Nine Months Ended March 30, 2003 Compared to Nine Months
--------------------------------------------------------
 Ended March 31, 2002
 --------------------

Total Revenues. Our total revenues were $64.0 million for the nine months ended March 30, 2003 compared to $63.6 million for the nine months ended March 31, 2002.

Revenues from foreign operations were 35% of total revenues for the nine months ending March 30, 2003 compared to 25% of total revenues for the comparable period of the prior year. The growth in revenue from our foreign operations is a result of our efforts to transfer manufacturing processes from our domestic operations to our lower cost international manufacturing locations. Growth also occurred in our broad based computer business with significant revenues recorded from sales of flexible interconnects for desktops and printers. Revenues from our Chinese operations increased more than 60% year over year. Domestically, revenues remained strong in the appliance market. Appliance market revenues continue to be driven primarily by the dishwasher segment. Revenues from the military and aerospace market continued to grow with several significant orders expected to impact revenues in the next 12 months. Increases were offset by reductions in our domestic PALFlex revenues. Over the past 18 months, we have invested in the transfer of this technology to China. This has resulted in the winding down of PALFlex revenues domestically with the completion of this process occurring in March 2003. Several important customers have moved production to our Chinese facility. Production of other PALFlex products, including several unprofitable products, have been completed or terminated. We expect over the next several quarters, to re-build our PALFlex business leveraging a significantly lower cost to manufacture model. Continued price erosion in the automotive market and declines in telecommunications revenues over the past year have also contributed to the decreases.

Cost of Products Sold. Cost of products sold were $63.9 million, or 100% of total revenues, for the nine months ended March 30, 2003, compared to $63.2 million, or 99% of total revenues for the comparable period in the prior year. Margins for the nine months ended March 30, 2003 were adversely impacted by approximately $439,000 in severance costs associated with work force reductions compared to $180,000 for the nine months ended March 31, 2002.

Domestic PALFlex cost of products sold was $11.8 million on $6.2 million in revenues for the nine months ended March 30, 2003. Expenses associated with the closing of our domestic PALFlex manufacturing operations significantly adversely impacted product costs. These expenses included severance for 60 people, write-offs for asset impairments and inventory reserves. All remaining costs associated with the closing of this operation were recorded in the quarter. In addition, in March 2003, we reduced the total leased space of our Mexico finishing operation by approximately 50%. Headcount in Mexico was reduced by a total of 154.

Our Methuen, Massachusetts operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. To improve utilization in fiscal 2003, we decided in fiscal 2002 to relocate our Salem, New Hampshire laminated cable operations to our Methuen, Massachusetts facility. We completed this move in December 2002. The costs of approximately $1,480,000 associated with the closing of our Salem, New Hampshire facility were accrued for in fiscal 2002. Costs of approximately $450,000, associated with the physical relocation of the business were incurred and recorded in fiscal 2003.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations, primarily in the People's Republic of China. Even though the transfer of manufacturing operations is costly, this investment is core to our long-term strategy for cost effective manufacturing. During this transfer process, we have incurred substantial losses supporting both the existing domestic production lines and the developing capabilities in China. In fiscal 2003, we incurred losses on our domestic PALFlex operations of approximately $6.2 million versus $3.7 million in the same period of the prior year. We expect the transfer of labor intensive manufacturing operations to more cost effective locations to result in cost savings in excess of $1 million quarterly. Although these cost reduction measures are expected to improve gross margins, a return to profitability is predicated upon operational performance, a more favorable product mix, and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.5 million, or 16% of total revenues, for the nine months ended March 30, 2003, and $10.2 million or 16% of total revenues for the same period in the prior year representing an increase of $310,000, or 3%. The increased costs are associated with the staffing our new regionally based sales organization. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. Headcount decreases through work force reductions and attrition have resulted in reduced spending at the corporate level. Tight cash flow management has resulted in the elimination of all non-core consulting expenses and non-essential outside services. All discretionary expenses continue to be held to a minimum.

Other (Expense) Income, Interest Expense, and (Provision) Benefit from Income Taxes. Other expense was ($43,000) for the nine months ended March 30, 2003, compared to other income of $231,000 for the nine months ended March 31, 2002. Other expense for the period ended March 30, 2003 consisted primarily of losses due to exchange rate fluctuations. Other income for the period ended March 31, 2002 consisted primarily of interest earned on our short-term investments.

Interest expense was $670,000 for the nine months ended March 30, 2003, compared to $455,000 for the comparable period in the prior year. Higher borrowings for the nine months ending March 30, 2003 compared to the nine months ended March 31, 2002 resulted in an increase in interest expense. The outstanding balances on our long-term debt, including current maturities, were $17.2 million and $11.7 million for the nine months ended March 30, 2003 and March 31, 2002, respectively.

Our loss before any benefit from income taxes and for the minority interest in our Chinese joint venture, Parlex Shanghai, was $11.1 million for the nine months ended March 30, 2003, compared to a loss of $10.0 million for the comparable period in the prior year. We include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Our effective tax rate was approximately 55% in the nine months ended March 30, 2003 and (40%) for the comparable period in the prior year. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the current non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, no tax benefit associated with U.S. operating losses has been recognized in the current quarter, moreover, we have established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of March 30, 2003, we had approximately $1.3 million in cash and cash equivalents. As discussed below, we are currently in default on all of our long-term debt agreements and have classified $15 million as current.

Net cash used in operations during the nine months ended March 30, 2003 was $694,000. Operating losses of $17.2 million after adjustment for minority interest, depreciation, amortization, loss on disposal and deferred tax asset valuation allowances resulted in $5.5 million of cash used for operations. This was offset by $4.8 million generated from working capital, including $1.5 million from income tax refunds.

Net cash used by investing activities was $1.5 million for the nine months ended March 30, 2003. These funds were used to purchase capital equipment and other assets primarily for completion of our new smart card production line in Suzhou, People's Republic of China. As of March 30, 2003 we have financed the purchase of

$487,000 of additional capital equipment through our accounts payable. We have implemented plans to strictly control our capital expenditures and all significant capital investments necessary to deliver our revenue plans are largely complete. Net cash provided by financing activities was $1.7 million for the nine months ended March 30, 2003, which represents the net borrowings and repayments on our bank debt and $53,000 from the exercise of stock options. The bank borrowings include $3.8 million from Parlex Interconnect's $5.0 million Hong Kong bank loan and payments of $1.2 million to retire its two local short-term bank notes.

In June 2002, our subsidiary, Parlex Interconnect, executed a $5,000,000 Loan Agreement (the "Loan Agreement") with CITIC Ka Wah Bank Limited, a Hong Kong bank. Proceeds received under the Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to repay Parlex Interconnect's two local short-term bank notes. Borrowings under the Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. Amounts borrowed under the Loan Agreement are to be paid in four installments of principal in the amount of $500,000, $500,000, $1,000,000 and $3,000,000 beginning in February
2004 with the final payment due August 2005. As of March 30, 2003, total borrowings were $3.8 million. These borrowings were used to repay local short-term bank notes of $1.2 million and fund equipment purchases and working capital requirements. As a condition of the approval of this Loan Agreement, we and our subsidiary, Parlex Asia Pacific Ltd., have provided a guarantee of the payment of this loan. The Loan Agreement also contains a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the Loan Agreement in the event of our default on other financing arrangements. We are in violation of the cross default provision as of March 30, 2003. As a result, we have classified all borrowings under the Loan Agreement as current.

On October 31, 2002, we executed the Third Amendment to our Loan Agreement with Fleet Bank (as amended, the "Credit Agreement") (originally dated March 1, 2000). The Credit Agreement provided our bank with a secured interest in all of our assets including a first mortgage on our Methuen, Massachusetts facility. Total availability for borrowings under the Credit Agreement was reduced to $13,000,000 on December 30, 2002 and to $12,000,000 on March 31,
2003. The borrowing base was amended so as to be calculated as 80% of eligible accounts receivable plus 70% of the appraised value of the Methuen, Massachusetts facility, less amounts outstanding through letters of credit. No further advances of principal will be made under this Credit Agreement after December 30, 2003. At our discretion, borrowings under the Credit Agreement accrue interest at either a variable rate equal to the bank's prime rate (4.25% at March 30, 2003) or a fixed rate equal to LIBOR plus a margin that varies from 1.5% to 2.25%. Interest on the LIBOR contracts is payable at the end of each LIBOR term. The Credit Agreement carries an annual commitment fee of 1/4% to 1/2% on the average daily-unused portion of the bank's commitment. Interest is payable monthly. The Credit Agreement allows us to issue letters of credit, which reduce our availability for borrowings under the Credit Agreement. The Credit Agreement permits us to pay cash dividends to the extent that such payment would not cause us to violate the aforementioned covenants. The Credit Agreement has certain restrictive covenants related to current ratio, tangible net worth, total liabilities to tangible net worth, debt service coverage to EBITDA, and income, EBITDA and capital expenditure targets. We are out of compliance with certain financial covenants contained in the Credit Agreement as of March 30, 2003 and therefore have classified all borrowings under the Credit Agreement as current.

Parlex Shanghai Term Notes - On February 25, 2003, Parlex Shanghai entered into a short-term bank note bearing interest at 5.544%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex
Shanghai, guarantees the short-term note. Amounts outstanding under this six month short-term note total $845,000 and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended March 30, 2003. The Company provides a cross guarantee to Jinling for 100% of the term note. On March 7, 2003, Parlex Shanghai entered into a short-term bank note bearing interest at 5.841%. Amounts outstanding under this short-term bank note, due February 25, 2004, total $1.3 million and are included within the current portion of long-term debt on the consolidated balance sheet for the period ended March 30, 2003.

We have signed a Purchase and Sale Agreement ("Sale Lease Back Agreement") with a third party wherein we will sell our corporate headquarters and principal U.S. manufacturing facility located in Methuen, Massachusetts and our Cranston, Rhode Island manufacturing facility. We will then enter into a lease of both facilities with the Purchaser. Net proceeds principally will be used to reduce borrowings under the Credit Agreement. We were unsuccessful in closing our sale lease back transaction reported last quarter due to a series of complex tax issues, which could not be resolved by the purchasing party. We have received a commitment letter from a major domestic bank for a $10 million working capital line of credit subject to the satisfactory closing of our Sale Lease Back Agreement. We expect to finalize our re-financing activities in the quarter ending June 30, 2003.

We continue to take a series of actions to reduce operating expenses and to restructure operations, which to date have consisted primarily of reductions in workforce and consolidating manufacturing operations, including the closing of the Salem, New Hampshire facility which was completed in December 2002. Moreover, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Our plans include the following actions: 1) transfer certain manufacturing processes from our domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 2) expand our products in the home appliance, military and aerospace, computer and peripherals, and radio frequency identification and smart card markets; and 3) reduce general and administrative expenses.

In December 2002, we successfully completed the initial product qualification on our new smart card production line in Suzhou, People's Republic of China. We have invested in excess of $4 million in this line over the past 18 months. Revenues, from this product are forecasted to increase sequentially over the next several calendar quarters. We have successfully completed transfer, installation and qualification of our proprietary PALFlex technology to our Shanghai, People's Republic of China operation. Transfer of certain domestic PALFlex manufacturing was completed in the quarter ended March 30, 2003, while remaining domestic obligations were terminated. We recorded charges to cost of products sold related to the shut down of these operations, including inventory reserves and fixed asset impairments. Domestic PALFlex production represented a significant portion of our quarterly losses over the past two years. Transfer of this low cost, high volume production is critical to our return to profitability. Discontinuance of domestic production is expected to improve operating results in excess of $1 million a quarter.

However, there can be no assurances that we will be able to implement all of our plans or execute the sale lease back and bank financing transactions or that the ultimate execution of such plans and transactions will achieve all of the desired results. In such event, although we may be able to reduce operating costs further by reducing headcount, closing additional facilities, or scaling back current operations until financing becomes available on terms acceptable to us, a modification to the auditor's report on our June 30, 2003 financial statements could result.

Recent Adoption of Accounting Pronouncements
--------------------------------------------

On January 1, 2003, we adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. We adopted this statement on January 1, 2003.

On July 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

On December 30, 2002, we adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of SFAS Nos. 144, 146 and 148 did not have a material effect on our financial statements.

Future Adoption of Accounting Pronouncements
--------------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 30, 2003, we issued no guaratees that qualify for disclosure in this interim financial statement.

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

We are currently not in compliance with the financial covenants of our existing financing arrangements and the debt is callable by the lender. We are currently negotiating with our current lender to amend our existing financing arrangements, including the financial covenants, and are negotiating with alternative lenders to provide us with new sources of financing. Failure to successfully negotiate alternative financing or to amend our existing financing arrangements, including the financial covenants, may result in significant adverse liquidity effects on us.

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

Our amended and restated credit agreement imposes restrictions that affects, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our amended and restated credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our amended and restated credit agreement. Upon the occurrence of a breach, the lender under our amended and restated credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our amended and restated credit agreement and/or cease to provide additional revolving loans or letters of credit, which would have a material adverse effect on us.

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

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2002, we purchased approximately 23% of our materials from DuPont and Northfield Acquisition Co., doing business as Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

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

We are dependent upon key members of our management team. In addition, our future success will depend in large part upon our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in hiring or retaining such personnel. We currently maintain a key person life insurance policy in the amount of $1.0 million on Peter J. Murphy. If we lose the services of Mr. Murphy or one or more other key individuals, or are unable to attract additional qualified members of the management team, our ability to implement our business strategy may be impaired. If we are unable to attract, retain and motivate qualified technical and sales personnel, we may not be able to develop, sell and support our products.

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

Our borrowings under the Credit Agreement bears interest, at our choice, at our lender's prime rate or LIBOR plus a margin that varies from 1.5% to 2.25%. Both the prime rate and LIBOR are affected by changes in market interest rates. As of March 30, 2003, we have an outstanding balance under our Credit Agreement of approximately $11.2 million. We have the option to repay borrowings at anytime without penalty, other than breakage fees in the case of prepayment of LIBOR borrowings, and therefore believe that our market risk is not material. A 10% change in interest rates would impact annual interest expense by approximately $50,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Poly-Flex Circuits Limited and Parlex (Europe) Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of March 30, 2003, of approximately $13.2 million. Poly-Flex Circuits Limited and Parlex (Europe) Limited had combined net assets as of March 30, 2003 of approximately $5.1 million. We believe that a 10% change in exchange rates may have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of March 30, 2003, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of $6.0 million. As of March 30, 2003, Poly-Flex Circuits Limited had no outstanding debt.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

As of March 30, 2003, the Company was not in compliance with certain financial covenants contained in its Credit Agreement with Fleet Bank. As of May 8, 2003, the outstanding balance owed to Fleet Bank under the Credit Agreement was approximately $10,920,000. Although Fleet Bank has not called the debt due to such default, there is no guarantee that Fleet Bank will not call this debt at any time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources",on page 18.

In addition, as of March 30, 2003, the Company was technically in default under than certain Loan Agreement by and between the Company's wholly-owned subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd and Citic Ka
Wah Bank Limited (the "Interconnect Loan Agreement"). The sole basis of the Company's default under the Interconnect Loan Agreement is due to a certain cross-default provision contained therein which permits the lender to accelerate this loan in the event of the Company's default on other financing arrangements, such as the Credit Agreement with Fleet Bank. The Company is a guarantor of the Interconnect Loan Agreement. As of May 8, 2003, the outstanding balance owed to Citic Ka Wah Bank under the Interconnect Loan Agreement was approximately $3,801,000. Although Citic Ka Wah Bank has not called the debt due to such cross-default provision, there is no guarantee that it will not call this debt at any time.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - See Exhibit Index to this report.

         (b) Reports on Form 8-K - We did not file a report on Form 8-K during the quarter ended March 30, 2003.

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

                                       PARLEX CORPORATION


                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                           Officer


                                       By: /s/ Jonathan R. Kosheff
                                           --------------------------------
                                           Jonathan R. Kosheff
                                           Treasurer & Chief Financial
                                           Officer

                                           (Principal Accounting and
                                           Financial Officer)

                                           May 12, 2003
                                           ------------
                                               Date

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

                                       Date: May 12, 2003

                                      /s/ Peter J. Murphy
                                          ---------------------------------
                                          Peter J. Murphy, Chief Executive
                                          Officer
                                          (Principal Executive Officer)

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

                                       Date: May 12, 2003

                                       /s/ Jonathan R. Kosheff
                                           --------------------------------
                                           Jonathan R. Kosheff, Chief
                                           Financial Officer
                                           (Principal Financial Officer)

                                EXHIBIT INDEX

EXHIBIT          DESCRIPTION OF EXHIBIT
-------          ----------------------

Exhibit 99.1     Certification Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of
                 2002

Exhibit 99.2     Certification Pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of
                 2002