Form 10-K/A
period 2002-06-30
PARLEX CORP
filed 2003-10-14
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     __________________________________

                                 FORM 10-K/A

                               Amendment No. 1

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

                              EXPLANATORY NOTE

On September 30, 2002, we filed an Annual Report on Form 10-K with the Securities and Exchange Commission (the "Commission"). We have filed this amendment on Form 10-K/A to correct a scrivener's error by deleting the asterisks that were inadvertently placed next to the respective signatures of the Chief Executive Officer and the Chief Financial Officer to the
Section 302 Certifications. This Annual Report on Form 10-K/A is identical to the Form 10-K in all other respects.

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

Parlex Corporation

By * /s/ Peter J. Murphy
   ------------------------
   Peter J. Murphy, Chief Executive Officer

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

                          Date: September 27, 2002

                             /s/ Peter J. Murphy
                             -------------------
                  Peter J. Murphy, Chief Executive Officer
                        (Principal Executive Officer)

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

                          Date: September 27, 2002

                           /s/ Jonathan R. Kosheff
                           -----------------------
                Jonathan R. Kosheff, Chief Financial Officer
                        (Principal Financial Officer)

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