Form 10-Q/A
period 2002-09-29
PARLEX CORP
filed 2003-10-14
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                       _______________________________

                                 FORM 10-Q/A

                               Amendment No. 1

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

                              EXPLANATORY NOTE

On November 11, 2002, we filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the "Commission"). We have filed this amendment on Form 10-Q/A to correct a scrivener's error by deleting the asterisks that were inadvertently placed next to the respective signatures of the Chief Executive Officer and the Chief Financial Officer to the Section 302 Certifications. This Quarterly Report on Form 10-Q/A is identical to the Form 10-Q in all other repects.

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