Form 10-K
period 2003-06-30
PARLEX CORP
filed 2003-10-14
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                   _______________________________________

                                  FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 2003

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                       ______________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION

        Massachusetts                                        04-2464749
(State or other jurisdiction                              (I.R.S. Employer
      of incorporation)                                 Identification No.)

               One Parlex Place, Methuen, Massachusetts 01844
             (Address of Principal Executive Offices, Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).                      Yes [ ]    No [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 27, 2002 was approximately $31,070,863.

The number of shares outstanding of the registrant's common stock as of October 7, 2003 was 6,312,216 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

===========================================================================

                             INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                                                       PAGE

                                   PART 1

ITEM 1.     Business                                                     3

ITEM 2.     Properties                                                  14

ITEM 3.     Legal Proceedings                                           15

ITEM 4.     Submission of Matters to a Vote of Security Holders         15

                                   PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                          15

ITEM 6.    Selected Consolidated Financial Data                         16

ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          17

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk   38

ITEM 8.    Financial Statements and Supplementary Data                  39


ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                         40

ITEM 9A.   Controls and Procedures                                      40

                                  PART III

ITEM 10.    Directors and Executive Officers of the Registrant          40

ITEM 11.    Executive Compensation                                      40

ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                  40

ITEM 13.    Certain Relationships and Related Transactions              41

ITEM 14.    Principal Accountant Fees and Services                      41

                                   PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                    41

            SIGNATURES                                                  43

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

                                   PART I

Item 1. Business
----------------

                                  Overview

We believe that we are a leading provider of flexible interconnect solutions to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification and computer markets. Our product offerings, which we believe are the broadest of any company in the flexible interconnect industry, include flexible circuits, laminated cable, flexible interconnect hybrid circuits, and flexible interconnect assemblies.

Our objective is to be the supplier of choice for key customers in markets where cost-effective flexible interconnects provide added value to our customers' products. We believe that our creative engineering expertise, our ability to advance the technology of manufacturing processes and materials and our broad product portfolio allow us to provide a low cost solution that meets the performance requirements of our customers.

We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers, or OEMs, in our target markets, including Hewlett-Packard, Raytheon, Motorola, Dell Computer, Siemens, and Whirlpool. We also supply these products to major electronic manufacturing services companies such as Flextronics, Solectron, Sanmina, and JABIL. We have a global presence and operate six manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 16 of our financial statements and is incorporated herewith by reference.

Industry Background

Over the past two decades, electronic systems have become smaller, lighter and more complex, while demands for increased performance at lower costs have increased dramatically. The demand for more portable electronic packaging has also increased. As two-dimensional rigid printed circuit boards, a conventional form of electronic interconnect packaging, limit the options available to design engineers, the demand for three-dimensional, flexible interconnect solutions has increased. In addition to their improved packaging and performance characteristics, they offer superior heat dissipation characteristics compared to conventional circuits, making flexible interconnects attractive for use in advanced, high-speed electronics. According to the NTI Quarterly Newsletter (published by N.T. Information Ltd.) for the 2nd Quarter 2003, a technology consulting firm, the market size for flexible circuits was approximately $4.7 billion in 2002 and is expected to grow to $5.2 billion by 2004.

Flexible interconnects provide an electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible interconnects offer several advantages over rigid printed circuit boards and ceramic hybrid circuits, particularly for small, complex electronic systems:

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

We consider the following trends important in understanding the flexible interconnect industry:

Miniaturization, Portability and Complexity of Electronic Products

High-performance electronic products, such as mobile communications devices including cellular phones, laptop computers and personal digital assistants, continue to become more compact, portable and contain greater functionality. The complexity of these new products requires flexible interconnects with smaller size, lighter weight, greater circuit and component density, better heat dissipation properties, higher frequencies and increased reliability. As electronic products become increasingly sophisticated, electronic interconnect suppliers will require greater engineering expertise and investment in manufacturing and process technology to produce high-quality electronic interconnect products on time, in volume and at acceptable cost.

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

Our Solution

We combine creative engineering design capabilities with innovative manufacturing processes and materials to provide our customers with a complete and cost-effective flexible interconnect solution. We believe that our processes and technologies allow us to produce superior flexible interconnect solutions at a competitive cost. In addition, because we are able to produce a broad range of flexible interconnects ranging from low-cost laminated cable to more expensive high-performance multi-layer and rigid-flexible interconnects, we are able to provide our customers with a product that most efficiently meets their demands for functionality.

Our solution begins with the product design phase in which our engineers typically work closely with customers to develop a technically advanced flexible interconnect design. Although our customers generally provide the initial engineering guidelines for a particular interconnect, our design engineers are often called upon to work in tandem with a customer's design team to develop a solution. An important part of the Parlex solution is ensuring at an early stage, before time and money are spent on manufacturing, that the design can be produced efficiently and cost-effectively.

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

Offer the Broadest Range of Products and Services in the Flexible
Interconnect Industry

We offer product lines that service virtually all of our customers' flexible interconnect needs. We are not aware of another company in the flexible interconnect industry that provides a broader range of products and services. Our product line includes flexible and rigid-flexible circuits from 1 to 24 layers, laminated cable, flexible interconnect hybrid circuits, flexible interconnect assemblies and, surface mount assembly capabilities. We offer products using a variety of materials, including adhesiveless and adhesive-based polyimide, polyester, and polymer thick film technologies. We believe this wide product range enables us to remain the flexible interconnect supplier of choice to customers even when their functional requirements change.

Develop Strategic Relationships with Key Customers

We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex(R), PALCore(R), PALCore(R) HP, PALCoat(R), and HSI+(R) with the knowledge that successful development would result in immediate market acceptance.

Diversify Customer Base across Specific Target Markets

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

Expand Global Presence

We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and the east and west coasts of North America. In 1995 we established a joint venture in China, Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"), to serve the emerging flexible circuit market throughout Asia and to produce specific products more cost-effectively for North America's customers. In May 1998, we leased a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities. In April 1999, we purchased a business in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. This facility also supports several customers who use Parlex Shanghai for high volume production. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. In March 2000, we acquired Poly-Flex which has manufacturing facilities in Rhode Island and the United Kingdom. We believe these transactions have positioned us to further expand our sales presence in Asia and Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

The additional expenses and risks related to our existing international operations, as well as any expansion of our global operations, could adversely affect our business. See "Factors That May Affect Future Results" within Item 7 of the "Management Discussion and Analysis of Financial Condition and Results of Operations" section of this document for a discussion of the inherent risks associated with our international operations.

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

Telecommunications and Networking

The telecommunications and networking market includes infrastructure equipment and subscriber equipment sub-markets. Infrastructure equipment consists of support electronics for the distribution of voice and data transmission. Infrastructure equipment employs sophisticated electronics which usually require the use of complex flexible interconnects. Subscriber equipment consists of cellular devices such as handsets and battery assemblies. Tight packaging and the need to reduce weight have driven the demand for flexible interconnects in this sub-market. Laminated cable and single and double-sided flexible circuits are generally used in subscriber equipment.

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

Military

Military electronics were at one time the primary applications for flexible circuitry. Because of product complexity and space restrictions, military applications often require multi-layer rigid-flexible circuits. Typical applications are navigation systems, flight controls, displays, communications equipment and munitions. We believe that procurement of flexible interconnects in this market will experience growth. We believe that the trend toward "smart" military systems will continue to drive demand for flexible interconnects in this segment.

Home Appliance

The home appliance market is beginning to make the transition from electro-mechanical controls to electronic controls containing intelligence and display. Over time, appliances are expected to become more technologically advanced. The utility and ease of use and repair associated with flexible interconnects make them especially suitable for these applications. Our primary application today is the dishwasher market but we have targeted the range and laundry markets for growth.

Electronic Identification

The emerging identification and tracking market is based upon next generation identification tags, which in some cases are attached to an antenna, emitting radio frequency signals. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, ATM and credit cards, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications. In 2002, we entered into a multiyear agreement to provide substrates for a major producer of smart cards utilizing our proprietary technology. This agreement has not produced significant revenues, and is not forecasted to provide significant revenues until fiscal 2005. We remain optimistic as to the potential for significant revenues from this new market in future periods, but can provide no reasonable assurance that significant revenues will be realized.

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

Flexible Circuits

Flexible circuits, which consist of conductive patterns that are etched or printed onto flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, screening, photo imaging, etching, plating and finishing. Flexible circuits can be produced in single or multiple layers. We produce a wide range of flexible circuits including:

* Single-Sided Flexible Circuits, which have a conductive pattern only on one side. Single-sided flexible circuits are usually less costly and more flexible than double-sided flexible circuits. Through our proprietary high-speed interconnect screening technology, HSI+(R), which eliminates the need for a separate shield layer, we can produce single-sided flexible circuits that provide the same functionality as double-sided flexible circuits at a lower cost. We manufacture single-sided circuitry in both the United States and at Parlex Shanghai, where substantially all of our production to date has been single-sided.

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

Laminated Cable

Laminated cable, which consist of flat or round wire laminated to a flexible substrate material, provide connections between electronic sub-systems and replace conventional wire harnesses. We manufacture laminated cable in an efficient, proprietary roll process. Substantially all of the laminated cable that we produce uses flat wire. Approximately 95% of the laminated cable that we produce is insulated with polyester material, which meets or exceeds our customers performance requirements and cost parameters. Our laminated cable is capable of handling both power (high current) and signal (low current).

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

The following table sets forth representative applications in which our products are used:


      Flexible Circuits
      -----------------

      Single-Sided                             Automotive Displays
                                               Batteries for Cellular Phones
                                               Printers
                                               Personal Digital Assistants
                                               Data Storage

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

New Process and Material Technologies

An important part of our strategy is development of new processes and materials for use in our products. Our proprietary processes and materials include:

PALCore(R) HP - PALCore(R) HP is a low-cost multilayer flexible material that is designed to minimize the difference between the cost of materials used in flexible circuits and those used in conventional rigid circuits. We have received patents on our latest, more flexible version of PALCore(R) HP, which entered production in January 2000.

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

Electronic Identification Flip Chip Attachment Process - We have developed a low-cost process that we believe will be an enabling technology in the electronic identification market. Our high-speed flip chip attachment process is up to ten times faster at placing semiconductors on low-cost materials than conventional process alternatives. This process allows us to meet our customer's goals for cost and reliability. This process entered production in September 1999.

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

Print - Plate - Through a joint development project with Nashua Corporation, we are developing a method of printing circuit patterns using high-speed commercial presses. Copper plating on the circuit patterns follows this process. This technology may dramatically reduce the cost of flexible circuits for certain applications. We will begin to market this technology to our customers in late fiscal 2004.

Our Customers

Our customers are a diverse group of OEMs that serve a variety of industries. Our largest 20 customers based on sales accounted for approximately 50% of total revenues in 2003, 44% in 2002 and 55% in 2001. In addition, two customers individually accounted for more than 10% of our accounts receivable at June 30, 2002.

The loss of more than one of our largest customers may have a significant impact on our operations. However, the loss of any one customer is not expected to have a significant impact on our business as the individual receivable balances are closely monitored and no single customer represented 10% or more of total revenues in 2003, 2002 or 2001.

Our major end-customers include: BAE, Dell Computer, Delphi, Hewlett-Packard, Hitachi, Infineon, Johnson Controls, Maytag, Motorola, Pitney Bowes, Raytheon, Samsung, Siemens, Visteon, and Whirlpool. To support these end customers, we work closely with major electronics manufacturing services
(EMS) companies such as Flextronics, Solectron, Sanmina, JABIL, Plexus, and Celestica.

Sales and Customer Service

In fiscal 2002, we realigned our sales and marketing organization to support a very geographically dispersed customer base. We established a corporate sales organization that is regionally focused and provides local support to the various customer engineering, procurement, and operations teams. The transition to a regionally-based sales organization improves program support throughout the entire product life cycle. The regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. These regional organizations include direct sales engineers and independent manufacturers' representatives. Parlex currently has sales or engineering support offices in six locations in the United States, two locations in Europe and three locations in Asia.

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

Our computer-aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The manufacturing process varies a great deal from product to product. Although there is no standard process, significant elements of production are highlighted below:


                                  Polymer Thick Film
Etched Flexible Circuit            Flexible Circuit             Laminated Cable
-----------------------           ------------------            ---------------

        Drilling              Convert/Condition Substrate          Lamination
        Plating                      Screen Print                   Slitting
     Photo Imaging                      Diecut                 Conductor Forming
        Etching                   Conductive Adhesive          Injection Molding
       Lamination          Surface Mount/Flip Chip Assembly        Shielding
   Electrical Testing             Electrical Testing             Laser Skiving
        Assembly                                                    Assembly

During 2003 and 2002, we continued to focus on cost reduction initiatives. Core to this strategy is relocation of high-volume low-cost manufacturing to China and Mexico and better utilization of our excess capacity. In June 2002, we decided to close our Salem, New Hampshire facility and transfer our laminated cable business to Methuen, Massachusetts, better utilizing our excess capacity. In January 2003, we completed the closure of our Salem, New Hampshire facility and transferred our laminated cable business to Methuen, Massachusetts and Mexico. Further, in February 2003, we completed the transfer of PALFlex manufacturing to China and discontinued production in the U.S. We believe that we have sufficient capacity to meet forecast demand in the U.S. operations for the next several years.

In 2003, we expanded our China facilities, leasing an additional 12,000 square feet of manufacturing space in Suzho and an additional 50,000 square feet of assembly and finishing space in Kunshan.

In fiscal 2001, we added capacity in Shanghai of 52,000 square feet and relocated our Dynaflex operations to a more efficient 16,800 square foot facility in San Jose, California.

Five of our manufacturing facilities are certified to the international standard ISO 9001 or ISO 9002 and to the automotive standard QS 9000. One facility is certified to the environmental standard ISO 14001.

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

Intellectual Property

We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 21 patents issued, and have 17 patent applications pending, in the United States and several foreign countries. We have obtained federal trademark registrations for PALFlex(R), PALCore(R), U-Flex(R), PALCoat(R), Polysolder(R), and HSI and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

Environmental Regulations

Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in 2003. We estimate that the total capital expenditures in 2003 and 2004 associated with environmental compliance will be approximately $100,000.

Employees

As of June 30, 2003, we employed approximately 507 people in the United States. Of these employees, 456 were direct employees of Parlex and 51 worked for interim staffing agencies. In addition, we employed approximately 85 people in Mexico, approximately 124 people in the United Kingdom and approximately 924 people in China. We are not a party to any collective bargaining agreement and we believe our relations with our employees are good.

Item 2. Properties
------------------

Facilities

Our facilities at June 30, 2003 are:


                           Approximate
Location                   Square Feet          Leased/Owned                        Description
--------                   -----------          ------------                        -----------

Methuen, Massachusetts       172,000      Leased (lease expires in    Corporate headquarters, product
                                          June 2018)                  and process development,
                                                                      flexible circuit and laminated cable
                                                                      manufacturing

Cranston, Rhode Island        55,000      Leased (lease expires in    Polymer thick film and surface
                                          June 2008)                  mount assembly operations

Salem, New Hampshire          46,000      Leased (lease expires in    Vacated January 2003
                                          June 2004)

Newport, Isle of Wight,       40,000      Leased (lease expires in    Polymer thick film and surface
United Kingdom                            November 2009)              mount assembly operations

Shanghai, China               47,000      Leased (lease expires in    Single- and double-sided
                                          August 2004)                flexible circuit manufacturing

Shanghai, China               55,000      Leased (month-to-month)     Single- and double-sided
                                                                      flexible circuit manufacturing

Suzho, China                  12,000      Leased (lease expires in    Flexible circuit manufacturing
                                          June 2005)

Kunshan, China                25,000      Leased (lease expires in    Flexible circuit assembly and finishing
                                          February 2008)

Kunshan, China                25,000      Leased (lease expires in    Flexible circuit assembly and finishing
                                          June 2008)

Empalme, Sonora, Mexico       18,700      Leased (lease expires in    Finishing and assembly operations
                                          January 2005)

San Jose, California          16,800      Leased (lease expires in    Prototype and quick-turn operations
                                          December 2008)

In December 2001, one of our subsidiaries, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), purchased land use rights for a parcel of land located in the People's Republic of China. The purchase price of the land use rights was approximately $1.1 million. In July 2003, Parlex Interconnect executed an agreement to sell the land use rights for approximately $1.2 million. Parlex Interconnect received approximately $1.0 million in cash in August 2003 and the balance will be paid at closing.

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


                                                High       Low
                                                ----       ---

Fiscal Year Ended June 30, 2003
First Quarter                                  $13.17    $11.80
Second Quarter                                 $11.87    $10.20
Third Quarter                                  $10.52    $ 7.29
Fourth Quarter                                 $ 8.30    $ 7.69

Fiscal Year Ended June 30, 2002
First Quarter                                  $13.47    $ 8.90
Second Quarter                                 $15.80    $ 8.70
Third Quarter                                  $15.80    $12.00
Fourth Quarter                                 $13.11    $11.50

On October 7, 2003, the closing sale price of our common stock as reported on the NASDAQ National Market was $7.68 per share and there were 85 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we presently intend to retain future earnings, if any, for our business. Our credit agreement prohibits us from paying or declaring any cash dividends on our capital stock without the bank's prior written consent.

Item 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth financial data for the last five years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 15 of this Form 10-K.


                                                                     Fiscal Year Ended June 30,
                                                       2003         2002         2001        2000(a)    1999(b)
                                                       ----         ----         ----        -------    -------
                                                                (in thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenues                                       $ 82,821     $ 87,056     $103,620     $101,839    $67,047
Cost of products sold                                  80,803       90,294       97,460       76,614     52,785
                                                     --------     --------     --------     --------    -------
Gross profit (loss)                                     2,018       (3,238)       6,160       25,225     14,262
Selling, general and administrative expenses           14,484       14,049       17,706       14,097      9,715
                                                     --------     --------     --------     --------    -------

Operating (loss) income                               (12,466)     (17,287)     (11,546)      11,128      4,547
(Loss) income from operations before income taxes
 and minority interest                                (13,411)     (17,724)     (11,517)      10,473      4,681
Net (loss) income                                    $(19,517)    $(10,388)    $ (6,199)    $  6,335    $ 3,020
                                                     ========     ========     ========     ========    =======

Net (loss) income per share:
Basic                                                $  (3.09)    $  (1.65)    $  (0.99)    $   1.31    $  0.65
                                                     ========     ========     ========     ========    =======
Diluted                                              $  (3.09)    $  (1.65)    $  (0.99)    $   1.28    $  0.63
                                                     ========     ========     ========     ========    =======

Weighted average shares outstanding:
Basic                                                   6,309        6,303        6,289        4,842      4,662
Diluted                                                 6,309        6,303        6,289        4,940      4,771


                                          2003       2002        2001       2000(a)    1999(b)
                                          ----       ----        ----       -------    -------
                                                            (in thousands)

Consolidated Balance Sheet Data:
Working capital                         $12,722    $ 22,320    $ 31,016    $ 38,752    $18,762
Total assets                             86,033     106,054     110,864     115,341     63,521
Current portion of long-term debt         3,813       3,561      10,710       1,483        619
Long-term debt, less current portion     10,802      12,000         119         360      1,632
Stockholders' equity                     51,248      70,141      81,351      87,790     45,333

(a) On March 1, 2000, we acquired Poly-Flex Circuits, Inc. ("Poly-Flex"). The acquisition was recorded under the purchase method of accounting. Accordingly, the information for 2000 includes Poly-Flex's operations beginning March 1, 2000.

(b) On April 30, 1999, we acquired the Dynaflex division of CCIR of California Corp ("Dynaflex"). The acquisition was recorded under the purchase method of accounting. Accordingly, the information for 1999 includes Dynaflex's operations beginning April 30, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Annual Report on Form 10-K and with "Factors That May Affect Future Results" set forth on page 31. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Annual Report on Form 10-K.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, and in Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K". However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgement to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgement due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $16.7 million in property and equipment and approximately $18.6 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

In 2003 and 2002, we were adversely affected by the economic downturn and its impact on our key customers and markets. We have incurred operating losses during these periods of $29.8 million, and have used cash to fund operations and working capital of $2.4 million during this time. We have taken certain steps to improve operating margins, including closure of facilities, downsizing of our employee base, and transfer of manufacturing operations to lower cost locations, such as the Peoples' Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and in early 2004 through sale leasebacks of selected corporate assets and the issuance of convertible debt. As a result of the difficult environment facing us, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities, and at June 30, 2003, we were not in compliance with certain financial covenants of our principal external financial agreement with Silicon Valley Bank, or our guarantee of $3.8 million of debt owed by our subsidiary, Parlex Interconnect, to CITIC Ka Wah Bank, Limited ("CITIC"), a Hong Kong bank. On September 23, 2003, we executed a Loan Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (as defined therein) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. Effective October 8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC Loan Agreement Amendment"), and with us (the "Guarantee Agreement Amendment"). Among other matters, the Modification Agreement, the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment modified certain restrictive financial covenants such as EBITDA, Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. We are and expect to remain in compliance with all of our financial covenants, as amended.

We formed a Chinese joint venture, Parlex Shanghai, in 1995 to better serve our customers that have production facilities in Asia and to more cost effectively manufacture products for worldwide distribution. Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, Shanghai Jinling Co., Ltd's ("Jinling"), increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. In 2003 we completed the transfer of the production of our automotive related products utilizing our PALFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited, which is located in China.

Critical Accounting Policies

The preparation of consolidated financial statements requires that we make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, goodwill and other intangible assets, valuation of stock options and warrants, income taxes and other accrued expenses, including self-insured health insurance claims. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable. We recognize revenue on product sales when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the customer and us, which occurs at the time of shipment, unless otherwise specified by the customer. License fees and royalty income are recognized when earned. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We value our raw material inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand and, as such, our estimate of the provision required for excess and obsolete inventory will change, which we will record in the period such determination was made. Raw material, work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Reductions in obsolescence reserves are recognized when realized.

Goodwill. Effective July 1, 2001, we adopted the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Accordingly, goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. In order to compute the control premium adjustment, we have utilized the control premium realized by competitors or electronic manufacturers of similar size and operating characteristics in acquisitions. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made.

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

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources, except as may be set forth below under "Liquidity and Capital Resources."

Results of Operations

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                    Fiscal Year Ended June 30,
                                                                  -----------------------------
                                                                   2003       2002       2001
                                                                   ----       ----       ----

Total revenues                                                    100.0%     100.0%     100.0%
Cost of products sold                                              97.6%     103.7%      94.1%
Gross profit (loss)                                                 2.4%      (3.7%)      5.9%
Selling, general and administrative expenses                       17.5%      16.1%      17.1%
Operating loss                                                    (15.1%)    (19.9%)    (11.1%)
Loss from operations before income taxes and minority interest    (16.2%)    (20.4%)    (11.1%)
Net loss                                                          (23.5%)    (11.9%)     (6.0%)

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Total Revenues. Total revenues for 2003 were $82.8 million, a decrease of 5% from $87.1 million in 2002. In February 2003, we closed our domestic PALFlex operations in Methuen, Massachusetts. PALFlex is a proprietary adhesiveless double-sided copper flexible circuit roll to roll manufacturing process. Revenues generated from our PALFlex operations in 2003 were $6.4 million versus $15.0 million in 2002. Excluding PALFlex revenues from both years, total revenues grew by 6%. Decreases in our Multi-Layer ($4.7 million) and Laminated Cable ($2.2 million) operations were offset by strong growth in our Polymer Thick Film ($5.4 million) and China ($6.3 million) operations.

In 2003, we continued to emphasize a strategy of market diversification. Our major markets, which represent growth versus the prior year, include the home appliance market with Whirlpool and Maytag our largest customers, the military market with Raytheon, BAE and General Dynamics and the computer market with strong growth from Hewlett Packard. Reductions in revenues occurred primarily in the automotive market driven by the closing of our domestic PALFlex operations.

Total revenues included licensing and royalty fees of approximately $41,000 for 2003 and $50,000 for 2002. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold. Cost of products sold was $80.8 million, or 98% of total revenues, for 2003, versus $90.3 million, or 104% of total revenues for 2002. In 2003, cost of products sold was adversely impacted by the cost of closing the domestic PALFlex operation. In 2003, we recorded $13.1 million in costs of products sold from our PALFlex operations on $6.4 million in revenue. In addition to operating significantly under capacity and therefore absorbing high fixed costs, we recorded severance costs for 60 people terminated in March and capital and inventory write-downs. In addition, the Methuen operation continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. In 2003, these variances totaled approximately $13 million and have been charged to cost of products sold. To improve utilization in 2003, we relocated our Salem, New Hampshire laminated cable business to Methuen. Relocation costs of approximately $500,000 were expensed as incurred in the first half of the year. The move was completed in January 2003.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations in the United States to more cost-effective locations. A large portion of the final assembly, inspection, and test procedures previously performed in our Methuen, Massachusetts and Salem, New Hampshire facilities are now performed in Mexico. During 2003, we completed the transfer of our PALFlex operations to China. The transfer of manufacturing capabilities is costly, however this investment is core to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.5 million in 2003, or 17.5% of total revenues, and $14.0 million or 16% of total revenues for the comparable period in the prior year. Due to the reorganization of our sales force in mid-2002 and the staffing of several open regional positions, selling expenses increased $753,000 in 2003. The increase in selling expenses was partially offset by a $317,000 decrease in administrative expenses.

Interest Income. Interest income was $36,000 in 2003 compared to $207,000 in 2002 and primarily consists of interest income on short-term investments. The reduction in interest income is due to lower average investment balances and lower interest rates.

Interest Expense. Interest expense was $900,000 in 2003 and $644,000 in 2002. The interest expense represents interest incurred on our short and long-term borrowings for working capital needs, interest expense associated with deferred compensation and, beginning in 2003, interest associated with the sale-leaseback of our corporate headquarters and manufacturing facility in Methuen, Massachusetts ("Methuen Facility") which has been accounted for as a financing obligation. The increase in interest expense in 2003 is due to higher average borrowing levels and to the interest associated with the sale-leaseback of the Methuen Facility.

Non operating income. Non operating income was $3,000 in 2003 and $105,000 in 2002. Non operating income in 2002 represents currency exchange rate gains.

Non operating expense. Non operating expense was $84,000 in 2003 and $105,000 in 2002. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $13.4 million in 2003 compared to $17.7 million in 2002. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 46% in 2003 compared to an effective tax rate benefit of (39%) in 2002. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the non-compliance with certain of our debt covenants requirements, which has subsequently been waived, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we increased our valuation allowance by $11.5 million in 2003.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Total Revenues. Total revenues in 2002 were $87.1 million, a decrease of 16% from $103.6 million in 2001. Revenues were generated primarily from product sales with decreases in each of our principal product lines, flexible circuits (14%) and laminated cable (23%).

Reductions in revenues in 2002 were attributable to the general decline in customer demand within the global electronics industry and a general downturn of the U.S. economy. Parlex revenues for 2002 declined 16% while the overall industry declined 19% based upon calendar year 2001 data from the IPC -Association Connecting Electronic Industries ("IPC"), the premier industry trade organization with over 2,000 members including Parlex. This downturn has had a significant impact on Parlex's customers and their end markets. We experienced significant reductions in revenues from our customers in the telecommunications and networking, and computer peripheral markets, which affected all of our manufacturing operations. The revenue decline in 2002 was partially offset by increased revenues in the military, automotive, and home appliance markets. Our revenue in the military, automotive, and home appliance markets increased an aggregate of $6.7 million while overall revenues declined $16.5 million from 2001.

Total revenues included licensing and royalty fees of approximately $50,000 for 2002 and $194,000 in 2001. The higher revenues in 2001 reflect the final installment received from the $1.3 million patent assignment agreement executed with Polyclad Laminates, Inc. in 2000.

Cost of Products Sold. In 2002, cost of products sold was $90.3 million, or 104% of total revenues, versus $97.5 million, or 94% of total revenues for 2001. The percentage increase primarily represents $1.5 million for the elimination of excess facilities, $209,000 for severance costs associated with reductions in workforce, and $3.4 million for increases in inventory reserves and inventory write-downs.

Prior to June 30, 2002, Parlex management having the appropriate level of authority approved, communicated and committed a plan to exit our Salem, New Hampshire manufacturing facility. The $1.5 million for the elimination of excess facilities was comprised of $656,000 in future rental payments, $574,000 for the abandonment of leasehold improvements, $141,000 in facility refurbishment expenses and $109,000 in early lease termination penalty fees. Certain amounts were estimated based upon our expected exit date of January 2003 through the remaining lease commitment date of June 2004. Exit of the facility was completed, as expected, in January 2003. No amounts were paid as of June 2002.

During 2003, lease costs of $216,145 consisting of rent expense and utilities for the period January 1, 2003 through June 30, 2003 were paid and charged against the facility exit costs accrual. In January 2003, upon exiting the facility, we wrote-down the value of the leasehold improvements at our Salem, New Hampshire facility to zero to reflect our abandonment of such assets. The lease termination notice was provided to the landlord on June 27, 2003 as required under the terms of the lease agreement, and resulted in the payment of the lease termination fee of $107,000.

The following is a summary of the facility exit costs activity during 2003:


                                   Facility                    2003 Activity                    Facility
                                  Exit Costs     ----------------------------------------      Exit Costs
                                   Accrued         Cash           Asset       Change in          Accrued
                                June 30, 2002    Payments      Write-offs     Estimates       June 30, 2003
                                -------------    --------      ----------     ---------       -------------

Lease costs                       $  656,000     $(216,145)    $       -       $     -          $439,855
Leasehold improvements               573,767             -      (573,767)            -                 -
Facility refurbishment costs         141,233             -             -         2,433           143,666
Lease termination penalty            109,000      (106,567)            -        (2,433)                -
                                  ----------     ---------     ---------       -------          --------
Total                             $1,480,000     $(322,712)    $(573,767)      $     -          $583,521
                                  ==========     =========     =========       =======          ========

We expect the remaining $583,521 of accrued facility exit costs at June 30, 2003 consisting of twelve months of lease payments and estimated costs to refurbish the facility, to be paid within the next twelve months.
Anticipated annual facility cost savings is more than $525,000, including rent savings of approximately $425,000.

The severance activities relate to a reduction in force resulting from our transfer of certain production capabilities from the US to our facility in Shanghai, China and consisted primarily of payments to 30 direct labor manufacturing personnel. Payments of the severance costs of $209,000 were completed in July 2002.

Inventory write-downs of $3.4 million were unrelated to our restructuring activities mentioned above. These write-downs primarily consisted of inventory associated with specific customers who had postponed and or cancelled orders with us, including approximately $1.3 million associated with Nortel-related business. Demand from such telecommunications infrastructure customers eroded quickly during the early stages of the telecommunications industry decline. Although we recorded initial reserves in 2001, with no recovery in this market during 2002, we were then forced to write-down the balance of any remaining inventory associated with specific customers, as such inventory is produced to customer specifications and its resale value is limited. During 2003, we sold approximately $369,000 of this inventory to our original customers. The impact on our gross margins was not, and is not expected to be, material. Additional inventory write-downs were also recorded for year-end physical inventory adjustments ($1.3 million) and excess and obsolete inventory reserves ($475,000). Salvage value of such inventory is not considered material. We are not currently aware of any additional significant adverse trends as experienced within the telecommunications market.

In addition, the Methuen operation continued to experience low capacity utilization in 2002 and correspondingly, significant unfavorable manufacturing variances. In 2000, the Methuen operation generated revenues of approximately $56 million primarily for the telecommunications market. Nortel was its single largest customer accounting for approximately $27 million in revenues in 2000. In the fourth quarter of 2002, our Methuen operation no longer produced any product for Nortel. The loss of this business resulted in significant excess capacity in our Methuen facility. Unfavorable manufacturing variances are the result of our actual production costs, namely overhead costs consisting of utilities, waste treatment, depreciation, indirect labor, and repair and maintenance costs being substantially higher than our planned or standard costs. Variances were determined based upon an analysis of manufacturing overhead at planned production capacity versus actual product manufactured during the prior twelve-month period. Our policy has always been to expense manufacturing variances. In 2002, these variances totaled approximately $11 million and have been charged to cost of products sold. To improve utilization in 2003, we relocated our Salem, New Hampshire laminated cable business to Methuen. In 2002, a reduction in force eliminated approximately 82 employees, primarily in the United States, through proactive cost controls, improved operational efficiency and reduced manufacturing volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million in 2002, or 16% of total revenues, and $17.7 million, or 17% of total revenues in the prior year. The decreases were primarily the result of continued cost controls mandated by current economic conditions. These reductions however, were partially offset by an investment in a new corporate sales organization with a regional focus replacing a sales force that was directly aligned with each manufacturing operation. More experienced sales staff coupled with a twenty percent increase in headcount has resulted in approximately $300,000 per quarter increase in selling expense.

Interest Income. Interest income was $207,000 in 2002 and $519,000 in 2001 and primarily consists of interest income on short-term investments. The reduction in interest income is due to lower average investment balances and to lower interest rates.

Interest Expense. Interest expense was $644,000 in 2002 and $472,000 in 2001. The interest expense represents interest incurred on our short and long-term borrowings for working capital needs and interest expense associated with deferred compensation. The increase in 2002 is due to higher average borrowing levels.

Non operating income. Non operating income was $105,000 in 2002 and $168,000 in 2001. Non operating income in 2002 primarily represents currency exchange rate gains. Non operating income in 2001 primarily consists of $110,000 received from the settlement of legal claims against a general contractor who constructed an addition to the Methuen Facility. We filed a lawsuit against the general contractor and received the sum of $110,000 as a settlement, which was recorded when the payment was received.

Non operating expense. Non operating expense was $105,000 in 2002 and $187,000 in 2001. Other expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in Parlex Shanghai, was $17.7 million in 2002 compared to $11.5 million in 2001.

Income Taxes. Our effective tax rate benefit was approximately 39% in 2002 and 47% in 2001. The decrease in the effective tax benefit resulted from the net operating losses generated in lower tax jurisdictions and a decreased amount of available tax credits.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $1.5 million in cash and short-term investments.

Net cash provided by operations during 2003 was $180,000. Net losses of $19.5 million adjusted for non-cash items (depreciation, deferred income taxes, amortization, loss on sales of assets and minority interest) used $6.3 million of operating cash. This was offset by $6.5 million generated from a reduction in our working capital requirements.

Net cash provided by investing activities was $683,000 in 2003. On June 12, 2003, we entered into a sale-leaseback of our subsidiary's manufacturing facility in Cranston, Rhode Island (the "Poly-Flex Facility"). We received net proceeds of approximately $2.9 million in connection with the sale and agreed to lease the facility back for 5 years with options to extend the lease for two additional 5-year periods (see Sale and Leaseback Transactions below for more information). Approximately $2.2 million were used to purchase capital equipment primarily relating to equipment necessary to complete our smart card production line for Infineon in China.

Cash used for financing activities was $1.2 million during 2003, and represented bank borrowings and proceeds received from the sale-leaseback of the Methuen Facility, offset by repayments on our bank debt. On June 11, 2003, we replaced our Fleet Bank line of credit with a two-year, $10 million Loan and Security Agreement with Silicon Valley Bank. This transaction was completed in conjunction with the sale and leaseback of our Methuen Facility and Poly-Flex Facility. The proceeds from the sale of the properties were used to pay down the Fleet loan. In addition, on July 28, 2003, we entered into a Security Purchase Agreement to sell $6 million of 7% convertible subordinated notes and related warrants. Net proceeds, after deduction for fees and transaction costs were approximately $5.5 million. Additional information on the terms of the Sale and Leaseback Transactions, Loan and Security Agreement, and the Sale of Our 7% Convertible Subordinated Notes and Related Warrants are detailed below.

Sale and Leaseback Transactions - On June 12, 2003, we entered into the following financing transactions: 1) the sale and immediate leaseback of our Methuen Facility, consisting of a 172,216 square foot building and 2) the sale and immediate leaseback of Poly-Flex Facility, consisting of a 54,580 square foot building. Each transaction was entered into with limited liability companies established by Taurus New England Investments Corp., an unrelated third-party real estate investment firm. We entered into the transactions in order to repay existing bank debt and to provide working capital needed to continue to fund operations.

Methuen Facility - Sale: The Methuen Facility was sold for a total maximum purchase price of $9,000,000 that was determined as follows:

            *  $5,350,000 in cash at closing;
            * $2,650,000 evidenced by a promissory note described as the "Financed Earn Out Amount" in the Methuen purchase and sale agreement (the "Agreement") which is to be paid to us only if no "Special Defaults" (as defined in the Agreement) occur at any time on or before the maturity date of the promissory note. Upon the occurrence of a "Special Default" no further payments or obligations of any kind shall be due from buyer to us under the promissory note; and
            *  Amounts earned, up to $1,000,000, under the Earn Out Clause.

The Financed Earn Out Amount of $2,650,000 is being paid to us in the form of a promissory note from the buyer (the "Note"). The Note matures in three years, with a one-year extension at the sole option of the buyer. The interest rate on the note increases one percent each year from five percent to a maximum of eight percent if the extension to the maturity date is requested. The Note is secured by a pledge of 100% of the ownership interest in the buyer that is a Delaware limited liability company whose only asset is the Methuen Facility.

The Earn Out Clause represents additional amounts to be paid by the buyer under the following conditions:

            * As of June 30, 2004, and on each June 30th thereafter through and including June 30, 2009, the Purchase Price shall be increased by Two Hundred Thousand Dollars ($200,000) (up to a maximum aggregate increase of $1,000,000) if and only for the immediately preceding twelve month period we have met the Financial Milestones (defined below) and other conditions set forth below. In the event that we do not achieve the Financial Milestones, then the $200,000 installment of the Earn Out Clause that would have been due if such conditions were met, shall be deferred. The unpaid portions of all deferrals will terminate on June 30, 2009. The Financial Milestones are:

               > We shall have gross revenues for each fiscal year beginning in fiscal year 2003 on a consolidated basis of at least $100 million and earnings before taxes for each such fiscal year shall not be less than $1.00;

               > The current ratio of our current assets to its current liabilities, determined on a consolidated basis, shall be not less than 1.05 to 1;

               > Our current debt to equity ratio shall not be greater than 0.5 to 1.0; and

               > No material defaults shall exist under our then current loan agreements with our lending institutions and we shall certify the same to the buyer.

The sale included the land, land improvements, building and building improvements of the Methuen Facility.

Methuen Facility - Leaseback: We are leasing the Methuen Facility from the buyer for a term of 15 years, with the option to extend the lease for two, five-year terms. The initial base rent is $1,050,000 per year and increases every two years up to $1,400,000 for each of the last four years. We are responsible for the payment of all real estate taxes, utilities, maintenance and repair costs in the form of additional rent. The total base rent for the 15 year term (excluding the extension options) is $19,000,000.

We have the option to repurchase the property during the Purchase Option Period which commences at the beginning of the sixth year of the lease and terminates at the end of the twelfth year of the lease at a purchase price equal to the then fair market value of the property; however both parties agreed that the purchase price would not be less than $12,000,000.

We are required to maintain a $750,000 irrevocable standby letter of credit in favor of the buyer in lieu of a cash security deposit.

As the repurchase option contained in the lease and the receipt of a promissory note from the buyer provide us with a continuing involvement in the Methuen Facility, we accounted for the sale-leaseback of the Methuen Facility as a finance transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. Accordingly, we recorded the $5,350,000 payment received during fiscal 2003 as a finance obligation at June 30, 2003 (see Note 7 to the Consolidated Financial Statements). The $2,650,000 note receivable and related interest thereon, and the $1,000,000 under the Earn Out Clause will be recorded as an increase to the finance obligation as the cash payments are received. The principal portion of the future monthly lease payments will be recorded as a reduction to the finance obligation. The interest portion of the future monthly lease payments will be recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

Poly-Flex Facility - Sale: The Poly-Flex Facility was sold for a total purchase price of $3,000,000, which was paid in cash at the closing.

Poly-Flex Facility - Leaseback: Poly-Flex is leasing the Poly-Flex Facility for a term of five years with the option to extend for two, five-year terms. The initial base rent is $436,640 per year and increases two and one half percent per year in each subsequent year. The total base rent for the five-year term (excluding the extension options) is $2,295,124.

The lease contains a one-time early termination clause that allows Poly-Flex to terminate the lease as of the last day of the third lease year. In order to exercise this one time option, Poly-Flex must pay a termination payment of $352,600. Poly-Flex does not have the option to purchase the Poly-Flex Facility.

Poly-Flex is required to maintain a $250,000 irrevocable standby letter of credit in favor of the buyer in lieu of a cash security deposit.

The sale included the land, land improvements, building and building improvements of the Poly-Flex Facility.

Since we do not have any continuing involvement in the Poly-Flex Facility after the sale, the transaction has been accounted for using sale-leaseback accounting. Accordingly, we recorded no immediate loss as the fair value of the facility exceeds the net book value at the time of sale. However, approximately $1,386,000 of excess net book value over the sales price has been recorded as a deferred loss and included in Other Assets. The deferred loss will be amortized to lease expense over the initial five-year lease term.

Loan and Security Agreement - We executed a Loan and Security Agreement (the "Loan Agreement") with a bank on June 11, 2003. The Loan Agreement provided our bank with a secured interest in substantially all of our assets. We may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement carries interest at the bank's prime rate (4.25% at June 30, 2003) plus 0.75% per annum and a maturity date of June 10, 2005. The bank's prime rate is equal to the greater of (a) 4.0% or (b) the rate announced from time to time by the bank as its prime rate. Upon our achievement of two (2) consecutive quarters of net income, the interest rate shall be reduced to the bank's prime rate plus 0.25% per annum. Interest is payable monthly. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces our availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants related to maintenance of a minimum fixed charge ratio and maintenance of $750,000 in minimum cash balances or excess availability under the Loan Agreement.

At June 30, 2003, we were not in compliance with certain financial covenants. On September 23, 2003, we executed a Loan Modification Agreement (the "Modification Agreement") with our bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (as defined above) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. We have been in compliance and expect to be in compliance following the execution of the Loan Modification Agreement.

Upon execution of the Loan Agreement, we also issued warrants to the bank for the purchase of 25,000 shares of our common stock at an initial exercise price of $6.885 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The warrants are currently exercisable and expire on June 10, 2008. The fair market value of the warrants issued to the lender on June 10, 2003 was estimated to be $100,581, which has been recorded as deferred financing costs and is being amortized to interest expense over the life of the debt. Total amortization in 2003 was $838.

At June 30, 2003, we had $3,306,150 in outstanding borrowings under the Loan Agreement and had available borrowing capacity of $4,663,943, after reduction for $1,000,000 of outstanding letters of credit. Since the available borrowing capacity exceeded $750,000 at June 30, 2003, none of our cash balance was subject to restriction at June 30, 2003.

Parlex Shanghai Term Notes - On February 25, 2003, Parlex Shanghai entered into a short-term bank note, due August 22, 2003, bearing interest at 5.544%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex Shanghai, guarantees the short-term note (see Note 18 to the Consolidated Financial Statements). Amounts outstanding under this short-term note total $845,000 at June 30, 2003 and are included within the current portion of long-term debt on the consolidated balance sheet based upon its scheduled repayment terms. We provide a cross guarantee to Jinling for 100% of the term note. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25,

2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1,330,000 at June 30, 2003 and are included within the current portion of long-term debt on the consolidated balance sheet based upon its scheduled repayment terms. The notes replaced a similar short-term note that terminated on February 26, 2003.

Parlex Interconnect Term Notes - In June 2002, our subsidiary, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC Ka Wah Bank Limited ("CITIC"), a Hong Kong Bank. Proceeds received under the CITIC Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to prepay Parlex Interconnect's two local short-term bank notes. Borrowings under the CITIC Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As of June 30, 2003, total borrowings were $3,800,000. These borrowings were used to repay local short-term bank notes of $1,200,000 and fund equipment purchases and working capital requirements. The CITIC Loan Agreement contains certain restrictive covenants and a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event of our default on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, our subsidiary, Parlex Asia Pacific Ltd., and we have provided a guarantee of the payment of this loan. Under the provisions of our guarantee, we are required to comply with certain financial covenants. At June 30, 2003, we were not in compliance with certain of our financial covenants.

Effective October 8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC Loan Agreement Amendment"), and with us (the "Guarantee Agreement Amendment"). Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. The Guarantee Agreement Amendment modified the restrictive financial covenants relating to our Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. We are and expect to remain in compliance with the financial covenants, as amended.

Loan Agreement Dated March 1, 2000 with Fleet National Bank ("Revolving Credit Agreement") - The Revolving Credit Agreement was repaid in full on June 11, 2003 utilizing approximately $7.9 million of proceeds from the two sale-leaseback transactions and $3.3 million of borrowings under the Loan Agreement. Upon the repayment, we terminated the Revolving Credit Agreement. At June 30, 2002 and during fiscal 2003, we were not in compliance with certain restrictive covenants under the Revolving Credit Agreement. We received a waiver of the certain restrictive covenants at June 30, 2002 and renegotiated the terms of our existing Revolving Credit Agreement (the "Third Amendment"). Among other provisions, the Third Amendment reduced the borrowing availability and amended the restrictive covenants for periods subsequent to June 30, 2002.

Subsequent Events - Subsequent to June 30, 2003, we entered into several transactions to provide additional sources to fund our operations, as follows:

Sale of Our 7% Convertible Subordinated Notes and Related Warrants - On July 28, 2003, we entered into a Securities Purchase Agreement (the "Agreement") pursuant to which we sold an aggregate $6,000,000 of our 7% convertible subordinated notes (the "Notes") with attached warrants (the "Warrants") to several institutional investors. We issued these notes to support our current working capital needs. We received net proceeds of approximately $5.5 million from the transaction, after deduction for approximately $500,000 in finders' fees and other transaction expenses. The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of our common stock. The Notes are junior to the indebtedness due to Silicon Valley Bank, Shanghai Jingling Co., Ltd. and the CITIC Ka Wah Bank Limited. The Notes mature on July 28, 2007.

As specified in the Agreement, we will determine the number of shares of common stock to be issued as payment for the interest by dividing the monetary value of the accrued interest by the then current conversion price, initially at $8.00 per common share. Interest expense will be recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at an initial conversion price equal to $8.00. After two years from the date of issuance, we have the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest under certain conditions. After three years from the date of issuance, the holder of any Notes may require us to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued.

In connection with the sale of the Notes, the investors also received common stock purchase warrants for an aggregate of 300,000 shares of our common stock at an initial exercise price of $8.00 per share. The Warrants are immediately exercisable and expire on July 28, 2007. The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the Warrants on July 28, 2003 was estimated to be approximately $1,035,000. Furthermore, the Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was estimated to be approximately $1,035,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature will be recorded as an increase in additional paid-in capital and as original issuance discount on the underlying debt. The original issue discount will be amortized to interest expense over the 4-year life of the Notes.

Land Use Rights - In July 2003, one of our subsidiaries, Parlex Interconnect, executed an agreement to sell its land use rights relating to a parcel of land located in the People's Republic of China (see Note 4 to the Consolidated Financial Statements) for approximately $1.2 million. We received approximately $1.0 million in cash in August 2003 and the balance will be paid at closing.

Parlex Shanghai Term Note - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of September 30, 2003. The note replaced a similar short-term note that terminated on August 22, 2003.

Payments Due Under Contractual Obligations
------------------------------------------

The following table summarizes the payments due under our contractual obligations at June 30, 2003, adjusted to include the cash commitments associated with the 7% convertible subordinated notes, and the effect such obligations are expected to have on liquidity and cash flow in future periods:


                                                     Payments due by period
                             ----------------------------------------------------------------------
       Contractual                           Less than        1 - 3          3 - 5        More than
       Obligations              Total          1 year         years          years         5 years
       -----------              -----        ---------        -----          -----        ---------

Long-term debt
 obligations                 $ 9,281,795     $3,474,543    $ 5,807,252    $         -    $         -

Capital leases, including
  Methuen facility
  finance obligation           18,941,667     1,079,167      2,181,250      2,331,250     13,350,000

Operating leases,
 including Poly-Flex
 Facility                       5,300,352     1,439,327      1,896,714      1,818,525        145,786

Deferred compensation           1,015,458       182,000        531,351        302,107              -

7% convertible sub-
 ordinated notes                6,000,000             -              -      6,000,000              -
                              -----------    ----------    -----------    -----------    -----------
Total                         $40,539,272    $6,175,037    $10,416,567    $10,451,882    $13,495,786
                              ===========    ==========    ===========    ===========    ===========

Throughout fiscal 2003, we took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. Moreover, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows and return to profitability. Our plans include the following actions: 1) continuing to consolidate some of our manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to our lower cost international manufacturing operations, particularly those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; and 5) completing sales of non-essential assets such as our land use rights in China (see Note 18 to the Consolidated Financial Statements).

Furthermore, we are exploring additional and / or alternative financing arrangements to partially replace or supplement our financing arrangements currently in place to provide us with long-term financing to support our current working capital needs.

We believe that our cash on hand after the above described financing transactions, and cash expected to be generated during fiscal 2004 will be sufficient to enable us to meet our financing and operating obligations through at least December 2004. If we require additional and / or alternative external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain new external financing. However, there can be no assurance that we will be successful in obtaining such new financing.

Recent Accounting Pronouncements

On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

On July 1, 2002, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Previously such gains and losses were reported as extraordinary items, however, the adoption of SFAS No. 145 may require the classification of gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extrraordinasry treatment as infrequent and unusual as desctibed in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

In January 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date an entity's commitment to an exit plan as required under EITF 94-3.

On March 30, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees" ("FIN No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtness of Others", which is being superseded. The Company adopted FIN No. 45 on a prospective basis for guarantees issued or modified after December 15, 2002. The Company has disclosed certain inter-company loan guarantees in
Note 7 to the Consolidated Financial Statements.

The adoption of SFAS Nos. 144, 145, 146, 148, and FIN No. 45 did not have a material effect on the Company's financial statements.

Future Adoption of Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to an issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company is currently evaluating the impact resulting from the adoption of SFAS No. 150 on the Company's consolidated financial position and results of operations, but does not expect a material impact.

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

Our business has been, and could continue to be, materially adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Our operating results have been materially adversely affected as a result of recent unfavorable economic conditions and reduced electronics industry spending on both a domestic and worldwide basis. If economic and market conditions do not improve, our business, results of operations or financial condition could continue to be materially adversely affected.

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. In the event we are not in compliance with our financial covenants in the future, we cannot be certain our lenders will continue to grant us future waivers or execute amendments or modifications on terms which are satisfactory to us. If such waivers are not received, our debt will be immediately callable.

At June 30, 2003, we were not in compliance with certain financial covenants of our principal external financing agreement with Silicon Valley Bank, or our guarantee of $3.8 million of debt owed by our subsidiary, Parlex Interconnect, to CITIC Ka Wah Bank ("CITIC"), Limited, a Hong Kong bank. On September 23, 2003, we executed a Loan Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification
Agreement increases the interest rate on borrowings to the bank's prime rate (as defined therein) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. Effective October 8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC
Loan Agreement Amendment"), and with us (the "Guarantee Agreement Amendment"). Among other matters, the Modification Agreement, the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment modified certain restrictive financial covenants such as EBITDA, Current Ratio, Tangible Net Worth and
Total Liabilities to Tangible Net Worth. We are and expect to remain in compliance with all of our financial covenants, as amended.

At June 30, 2002 and during the third and fourth quarters of fiscal 2003, we were not in compliance with certain financial covenants of our prior principal external financing agreement with Fleet Bank (the "Revolving Credit Agreement"). On September 27, 2002, we executed a Third Amendment to the Revolving Credit Agreement, which amended the financial covenants. Following the execution of the Third Amendment, we were in compliance with the financial covenants at June 30, 2002. The Revolving Credit Agreement was repaid in June 2003 with proceeds from two sale-leaseback transactions and borrowings under the new loan agreement with Silicon Valley Bank.

The issuance of our shares upon conversion of outstanding convertible notes and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants was $8.00 per share. The issuance of our shares upon conversion of the convertible notes, and exercise of the warrants, and their resale by the holders thereof will increase our publicly traded shares. These re-sales could also depress the market price of our common stock. We will not control whether or when the note and warrant holders elect to convert their shares.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock. For additional information relating to the sale of notes and warrants transaction, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sale of Our 7% Convertible Subordinated Notes and Related Warrants"

Our recently completed private placement has substantially increased our indebtedness.

As a result of our recently completed private placement of $6.0 million aggregate principal amount of convertible subordinated notes, we have substantially increased our indebtedness. Although the convertible notes provide for the payment of interest in shares of our common stock under certain conditions, we cannot guarantee that such conditions shall exist and, in the event they do not exist, interest payments must be made in cash. The convertible notes may become immediately due and payable in the event of a default by us of certain covenants. We cannot guarantee that we will be able to meet our obligations under the terms of the convertible notes, or that we will have sufficient funds to repay the convertible notes in the event of a redemption or an event of default. For additional information relating to this transaction, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Sale of Our 7% Convertible Subordinated Notes and Related Warrants"

Servicing our existing debt may constrain our future operations.

Our ability to satisfy our obligations to pay interest and to repay debt is dependent on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a substantial portion of our cash flow from operations to pay the principal and interest on our indebtedness, that cash flow will not be available to fund our future operations and capital expenditures. We cannot be sure our operating cash flow will be sufficient to fund our future capital expenditures and debt service requirements or to fund future operations.

Our credit agreement contains restrictive covenants that could adversely affect our business by limiting our flexibility.

Our credit agreement imposes restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our credit agreement. Upon the occurrence of a breach, the lender under our credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our credit agreement and/or cease to provide additional revolving loans or letters of credit, which would have a material adverse effect on us.

We have incurred losses in each of the last three years and we may continue to incur losses.

We incurred net losses in the recently completed fiscal year 2003, as well as in fiscal years 2002 and 2001. We had net losses of $19.5 million for 2003, $10.4 million for 2002 and $6.2 million for 2001. Our operations may not be profitable in the future.

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

Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 50% of total revenues in fiscal 2003, 44% in fiscal 2002 and 55% in fiscal 2001.

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

Competing technologies may reduce demand for our products.

Flexible circuit and laminated cable interconnects provide electrical connections between components in electrical systems and are used as a platform to support the attachment of electronic devices. While flexible circuits and laminated cables offer several advantages over competing printed circuit board and ceramic hybrid circuit technologies, our customers may consider changing their designs to use these alternative technologies in future applications. If our customers switch to alternative technologies, our business, financial condition and results of operations could be materially adversely affected. It is also possible that the flexible interconnect industry could encounter competition from new technologies in the future that render existing flexible interconnect technology less competitive or obsolete.

We are heavily dependent upon certain target markets for domestic manufacturing. A slowdown in these markets could have a material impact on domestic capacity utilization resulting in lower sales and gross margins.

We manufacture our products in six facilities worldwide, including lower cost offshore locations in China. However, a significant portion of our manufacturing is still performed domestically. Domestic manufacturing may be at a competitive disadvantage with respect to price when compared to lower cost facilities in Asia and other locations. While historically our competitors in these locations have produced less technologically advanced products, they continue to expand their capabilities. Further, we have targeted markets that have historically sought domestic manufacturing, including the military and aerospace markets. Should we be unsuccessful in maintaining our competitive advantage or should certain target markets also move production to lower cost offshore locations, our domestic sales will decline resulting in significant excess capacity and reduced gross margins.

A significant downturn in any of the sectors in which we sell products could result in a revenue shortfall.

We sell our flexible interconnect products principally to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification and computer markets. The worldwide electronics industry has seen a substantial downturn since 2001 impacting a number of our target markets. Although we serve a variety of markets to avoid a dependency on any one sector, a significant further downturn in any of these market sectors could cause a material reduction in our revenues, which could be difficult to replace.

We rely on a limited number of suppliers, and any interruption in our primary sources of supply, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2003, we purchased approximately 17% of our materials from DuPont and Northfield Acquisition Co., doing business as Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

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

Manufacturing and sales operations outside the United States carry a number of risks inherent in international operations, including: imposition of governmental controls, regulatory standards and compulsory licensure requirements; compliance with a wide variety of foreign and U.S. import and export laws; currency fluctuations; unexpected changes in trade restrictions, tariffs and barriers; political and economic instability; longer payment cycles typically associated with foreign sales; difficulties in administering business overseas; labor union issues; and potentially adverse tax consequences. Although these issues have not materially impacted our revenues or operations to date, we cannot guarantee that they will not impact our revenues or operations in the future.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 21 patents issued and have 17 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

Our stock is thinly traded.

Our stock is thinly traded and you may have difficulty in reselling your shares quickly. The low trading volume of our common stock is outside of our control, and we cannot guarantee that trading volume will increase in the near future.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock any time in the foreseeable future.
Our current financing agreements prohibit the payment of dividends. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. For the foreseeable future, we will use earnings from operations, if any, to finance our growth, and we will not pay dividends to our common stockholders. You should not rely on an investment in our common stock if you require dividend income. The only return on your investment in our common stock, if any, would most likely come from any appreciation of our common stock.

We may have exposure to additional income tax liabilities.

As a multinational corporation, we are subject to income taxes in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions and the timing of recognizing revenues and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. From time to time, we are subject to income tax audits. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with significant additional taxes, there could be a material adverse affect on our results of operations or financial condition.

We could use preferred stock to resist takeovers, and the issuance of preferred stock may cause additional dilution.

Our Articles of Organization authorizes the issuance of up to 1,000,000 shares of preferred stock, of which no shares are issued and outstanding.
Our Articles of Organization gives our board of directors the authority to issue preferred stock without approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

    *  dividend and liquidation preferences;

    *  voting rights;

    *  conversion privileges;

    *  redemption terms; and

    *  other privileges and rights of the shares of each authorized series.

The issuance of large blocks of preferred stock could possibly have a dilutive effect to our existing stockholders. It can also negatively impact our existing stockholders' liquidation preferences. In addition, while we include preferred stock in our capitalization to improve our financial flexibility, we could possibly issue our preferred stock to friendly third parties to preserve control by present management. This could occur if we become subject to a hostile takeover that could ultimately benefit Parlex and Parlex's stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments.

We also have a $10,000,000 Loan and Security Agreement that bears interest at our lender's prime rate plus 1.5%. The prime rate is affected by changes in market interest rates. As of June 30, 2003, we have an outstanding balance under our Loan and Security Agreement of $3,306,000. We have the option to repay borrowings at anytime without penalty and therefore believe that our market risk is not material. A 10% change in interest rates would impact interest expense by approximately $20,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of June 30, 2003, of approximately $13.8 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of June 30, 2003 of approximately $5.2 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of June 30, 2003, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately
$6.0 million. As of June 30, 2003, Poly-Flex Circuits Limited had no outstanding debt.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
 of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
September 29, 2003
(October 8, 2003 as to the fourth paragraph of Note 1 and the seventh paragraph of Note 7)

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
---------------------------------------------------------------------------


ASSETS                                           2003            2002

CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,513,523     $  1,785,025
  Accounts receivable - less allowance
   for doubtful accounts of $949,261
   in 2003 and $1,215,178 in 2002             13,835,589       17,665,808
  Inventories - net                           17,082,878       17,588,589
  Refundable income taxes                        279,381        1,810,102
  Deferred income taxes                          313,109        3,595,659
  Other current assets                         2,077,409        2,030,210
                                             -----------     ------------

      Total current assets                    35,101,889       44,475,393
                                             -----------     ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                     589,872        1,018,822
  Buildings                                   18,543,295       22,209,273
  Machinery and equipment                     59,625,945       58,267,902
  Leasehold improvements and other             6,321,658        7,499,054
  Construction in progress                     4,591,458        6,467,541
                                             -----------     ------------

      Total                                   89,672,228       95,462,592

  Less accumulated depreciation and
   amortization                              (42,779,012)     (39,480,757)
                                             -----------     ------------

      Property, plant and equipment - net     46,893,216       55,981,835
                                             -----------     ------------

INTANGIBLE ASSETS - NET                        1,130,005        1,155,827

GOODWILL - NET                                 1,157,510        1,157,510

DEFERRED INCOME TAXES                                  -        2,850,876

OTHER ASSETS                                   1,750,061          432,488
                                             -----------     ------------

TOTAL                                        $86,032,681     $106,053,929
                                             ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt          $ 3,813,117     $  3,560,855
  Accounts payable                            13,396,274       13,729,201
  Accrued liabilities                          5,170,608        4,865,058
                                             -----------     ------------

      Total current liabilities               22,379,999       22,155,114
                                             -----------     ------------

LONG-TERM DEBT                                10,802,275       12,000,000
                                             -----------     ------------

OTHER NONCURRENT LIABILITIES                   1,187,280        1,327,490
                                             -----------     ------------

MINORITY INTEREST IN PARLEX SHANGHAI             415,583          430,204
                                             -----------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
   authorized, 1,000,000 shares; none
   issued                                              -                -
  Common stock, $.10 par value -
   authorized, 30,000,000 shares in
   2003 and 2002; issued 6,522,216
   and 6,513,216 shares in 2003 and
   2002, respectively                            652,221          651,321
  Additional paid-in capital                  61,049,486       60,897,275
  Retained earnings                           (9,605,380)       9,911,794
  Accumulated other comprehensive income
   (loss)                                        188,842         (281,644)
  Less treasury stock, at cost - 210,000
   shares in 2003 and 2002                    (1,037,625)      (1,037,625)
                                             -----------     ------------

      Total stockholders' equity              51,247,544       70,141,121
                                             -----------     ------------

TOTAL                                        $86,032,681     $106,053,929
                                             ===========     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
---------------------------------------------------------------------------


                                                      2003             2002             2001

REVENUES:
  Product sales                                   $ 82,780,243     $ 87,005,253     $103,426,642
  License fees and royalty income                       40,908           50,311          193,547
                                                  ------------     ------------     ------------

      Total revenues                                82,821,151       87,055,564      103,620,189
                                                  ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of products sold                             80,803,104       90,293,843       97,460,179
  Selling, general and administrative expenses      14,484,036       14,049,040       17,706,049
                                                  ------------     ------------     ------------

      Total costs and expenses                      95,287,140      104,342,883      115,166,228
                                                  ------------     ------------     ------------

OPERATING LOSS                                     (12,465,989)     (17,287,319)     (11,546,039)

INTEREST AND NON OPERATING INCOME (EXPENSE)
  Interest income                                       36,338          206,505          519,416
  Interest expense                                    (900,496)        (643,722)        (471,882)
  Non operating income                                   3,343          105,205          168,316
  Non operating expense                                (84,327)        (104,715)        (186,696)
                                                  ------------     ------------     ------------

LOSS FROM OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST                (13,411,131)     (17,724,046)     (11,516,885)

(PROVISION) BENEFIT FOR INCOME TAXES                (6,120,664)       6,855,127        5,453,245
                                                  ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST                      (19,531,795)     (10,868,919)      (6,063,640)

MINORITY INTEREST                                       14,621          481,091         (135,845)
                                                  ------------     ------------     ------------

NET LOSS                                          $(19,517,174)    $(10,387,828)    $ (6,199,485)
                                                  ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (3.09)    $      (1.65)    $      (0.99)
                                                  ============     ============     ============

WEIGHTED AVERAGE SHARES                              6,308,542        6,303,216        6,289,117
                                                  ============     ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
---------------------------------------------------------------------------


                                                                                         Accumulated
                                                 Additional                                 Other      Comprehensive
                                Common Stock       Paid-in      Retained      Treasury  Comprehensive      Income
                              Shares    Amount     Capital      Earnings        Stock   Income (Loss)      (Loss)         Total

BALANCE, JULY 1, 2000       6,485,884  $648,588  $60,678,009  $ 27,623,632  $(1,037,625)  $(123,028)                  $ 87,789,576

Comprehensive income
 (loss):
  Net loss                          -         -            -    (6,199,485)           -           -    $ (6,199,485)    (6,199,485)
                                                                                                       ------------
  Other comprehensive
   income (loss), net
   of tax:
    Foreign currency
     translation
     adjustment                     -         -            -             -            -           -        (539,149)      (539,149)
    Unrealized loss on
     short-term
     investments                    -         -            -             -            -           -          34,752         34,752
                                                                                                       ------------
  Other comprehensive
   income (loss)                    -         -            -             -            -    (504,397)       (504,397)
                                                                                                       ------------
  Comprehensive income
   (loss)                                                                                              $ (6,703,882)
                                                                                                       ============
  Exercise of stock
   options and other           27,332     2,733      147,493             -            -           -                        150,226
  Tax benefit arising
   from the exercise of
   stock options                    -         -       71,773             -            -           -                         71,773
  Effect of subsidiary
   accounting period
   change                           -         -            -        43,438            -           -                         43,438
                            ---------  --------  -----------  ------------  -----------   ---------                   ------------

BALANCE, JUNE 30, 2001      6,513,216   651,321   60,897,275    21,467,585   (1,037,625)   (627,425)                    81,351,131

Comprehensive income
 (loss):
  Net loss                          -         -            -   (10,387,828)           -           -    $(10,387,828)   (10,387,828)
                                                                                                       ------------
  Other comprehensive
   income (loss), net
   of tax:
    Foreign currency
     translation
     adjustment                     -         -            -             -            -           -         380,533        380,533
    Unrealized gain on
     short-term
     investments                    -         -            -             -            -           -         (34,752)       (34,752)
                                                                                                       ------------
  Other comprehensive
   income (loss)                    -         -            -             -            -     345,781         345,781
                                                                                                       ------------
  Comprehensive income
   (loss)                                                                                              $(10,042,047)
                                                                                                       ============
  Distribution of
   earnings in
   consideration for 40%
   interest in Parlex
   Shanghai Circuits Corp.          -         -            -    (1,167,963)           -           -                     (1,167,963)
                            ---------  --------  -----------  ------------  -----------   ---------                   ------------

BALANCE, JUNE 30, 2002      6,513,216   651,321   60,897,275     9,911,794   (1,037,625)   (281,644)                    70,141,121

Comprehensive loss:
  Net loss                          -         -            -   (19,517,174)           -           -    $(19,517,174)   (19,517,174)
                                                                                                       ------------
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation
     adjustment                     -         -            -             -            -     470,486         470,486        470,486
                                                                                                       ------------
  Comprehensive income
   (loss)                                                                                              $(19,046,688)
                                                                                                       ============
  Issuance of stock
   warrants                         -         -      100,581             -            -           -                        100,581
  Exercise of stock
   options                      9,000       900       51,630             -            -           -                         52,530
                            ---------  --------  -----------  ------------  -----------   ---------                   ------------

BALANCE, JUNE 30, 2003      6,522,216  $652,221  $61,049,486  $ (9,605,380) $(1,037,625)  $ 188,842                   $ 51,247,544
                            =========  ========  ===========  ============  ===========   =========                   ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
---------------------------------------------------------------------------


                                                                      2003             2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(19,517,174)    $(10,387,828)    $ (6,199,485)
                                                                 ------------     ------------     ------------
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Non-cash operating items:
      Depreciation of property, plant and equipment                 6,462,860        6,422,514        6,260,344
      Deferred income taxes                                         6,136,006       (4,593,804)      (2,826,730)
      Amortization of deferred loss on sale-
       leaseback, deferred financing costs
       and intangible assets                                           50,290                -                -
      Facility exit costs                                                   -        1,480,000                -
      Loss on property, plant and equipment                           621,052          173,828           74,369
      Tax benefit arising from the exercise
       of stock options                                                     -                -           71,773
      Minority interest                                               (14,621)        (481,091)         135,845
      Changes in current assets and liabilities:
        Accounts receivable - net                                   3,929,857         (115,019)       1,664,805
        Inventories                                                   594,604        1,771,999        1,729,045
        Refundable income taxes                                     1,530,721        1,111,043       (2,921,145)
        Other assets                                                  488,248       (1,107,309)         694,530
        Accounts payable and accrued liabilities                     (101,863)       3,195,360       (4,215,370)
                                                                 ------------     ------------     ------------
          Net cash provided by (used in) operating activities         179,980       (2,530,307)      (5,532,019)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Poly-Flex subsidiary                                       -          525,000          525,000
  Acquisition of minority interest in Parlex Shanghai                       -       (4,485,095)               -
  Sale and maturity of available for sale securities                        -        5,498,951          738,010
  Purchase of available for sale securities                                 -                -       (6,236,961)
  Net proceeds from sale-leaseback of Poly-Flex facility            2,927,213                -                -
  Additions to property, plant, equipment and other assets         (2,244,008)      (5,243,605)      (7,311,625)
                                                                 ------------     ------------     ------------
          Net cash provided by (used for) investing activities        683,205       (3,704,749)     (12,285,576)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                         23,063,796       28,975,378       23,580,184
  Net proceeds from sale-leaseback of Methuen facility              5,019,219                -                -
  Payment of bank loans                                           (29,305,450)     (24,243,584)     (14,594,033)
  Exercise of stock options and other                                  52,530                -          150,226
                                                                 ------------     ------------     ------------
          Net cash (used for) provided by financing activities     (1,169,905)       4,731,794        9,136,377
                                                                 ------------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                35,218           84,297          (64,650)
                                                                 ------------     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (271,502)      (1,418,965)      (8,745,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,785,025        3,203,990       11,949,858
                                                                 ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  1,513,523     $  1,785,025     $  3,203,990
                                                                 ============     ============     ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease obligations, long-term
   debt, and accounts payable                                    $    148,806     $  1,474,311     $    293,530
                                                                 ============     ============     ============

  Issuance of stock warrants                                     $    100,581     $          -     $          -
                                                                 ============     ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
---------------------------------------------------------------------------

1.    BUSINESS AND BASIS OF PRESENTATION

      Business - Parlex Corporation ("Parlex" or the "Company") is a world leader in the design and manufacture of flexible interconnect products. Parlex produces flexible circuits, laminated cables, flexible interconnect hybrid circuits and flexible interconnect assemblies utilizing proprietary processes and patented technologies, which are designed to satisfy the unique requirements of a wide range of customers. Parlex provides its products and engineering services to a variety of markets including automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification and computer.

      Basis of Presentation - As shown in the consolidated financial statements, the Company incurred net losses of $19,517,174 and $10,387,828 and only provided $179,980 and used $2,530,307 of cash in operations for the fiscal years ended June 30, 2003 and 2002, respectively. In addition the Company had an accumulated deficit of $9,605,380 at June 30, 2003. Moreover, at June 30, 2003, the Company was not in compliance with certain financial covenants of its principal external financing agreement with Silicon Valley Bank and with its guarantee of $3.8 million of debt owed by its subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), to CITIC Ka Wah Bank, Limited ("CITIC"), a Hong Kong bank. Management believes that these results are primarily attributable to the worldwide downturn in the electronics industry.

      Throughout fiscal 2003, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding its products in the home appliance, laptop computer, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; and 5) completing sales of non-essential assets such as its land use rights in China (see Note 18).

      On September 23, 2003, the Company executed a Loan Modification Agreement (the "Modification Agreement") to its principal external financing agreement with the bank. Effective October 8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC Loan Agreement Amendment"), and with Parlex (the "Guarantee Agreement Amendment"). Among other matters, the Modification Agreement, the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment modified certain restrictive financial covenants. The Company is and expects to remain in compliance with all of its financial covenants, as amended - see Note 7.

      Furthermore, in June 2003 and subsequent to year end, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs. Based on current credit agreements and the financings completed subsequent to year end (see Note 18) management believes it has sufficient cash to fund operations through at least December 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 13). Prior to October 2, 2000, the Company consolidated Parlex Shanghai and its wholly owned subsidiary, Parlex Asia Pacific Limited ("PAPL") on a three-month time lag. Beginning with the quarter ended December 31, 2000, the Company conformed the reporting of Parlex Shanghai and PAPL with its December quarter financial results. Accordingly, the Parlex Shanghai and PAPL net income for the quarter ended September 26, 2000 is reported as an adjustment to retained earnings in the amount of $43,000. Intercompany transactions have been eliminated.

      Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Management's estimates are primarily based on historical experience. Estimates include reserves for accounts receivables, inventory and deferred taxes, useful lives of property, plant, and equipment, certain variables used to value stock options and warrants, certain accrued liabilities including self-insured health insurance claims, and the Company's effective tax rate. The self-insured health claims are subject to certain individual and aggregate stop loss limits. Actual results could differ from those estimates.

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

      Short-Term Investments - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2001, the Company had categorized all securities as "available-for-sale", since the Company could liquidate those investments currently. In calculating realized gains and losses, cost is determined using the specific-identification method. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity. The purchase and sale of available-for-sale securities' activity in 2002 and 2001 primarily consisted of corporate bond securities.

      Inventories - Inventories of raw materials are stated at the lower of cost, (first-in, first-out) or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Raw material, work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Reductions in obsolescence reserves are recognized when the underlying products are disposed of or sold. At June 30, inventories consisted of:


                                        2003            2002
        Raw materials               $ 7,736,473     $ 7,904,646
        Work in process               8,285,396       8,388,378
        Finished goods                4,034,733       4,817,266
                                    -----------     -----------
        Total cost                   20,056,602      21,110,290
        Reserve for obsolescence     (2,973,724)     (3,521,701)
                                    -----------     -----------
        Inventory, net              $17,082,878     $17,588,589
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

      Goodwill and Other Intangible Assets - The Company recorded goodwill in connection with its acquisition of a 40% interest in Parlex
      Shanghai (see Note 13), and its 1999 acquisition of Parlex-Dynaflex ("Dynaflex"). Effective July 1, 2001, the Company adopted the provisions of SFAS No.142, "Goodwill and Other Intangible Assets".
      Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, the Company determined it has one reporting unit. The Company evaluates goodwill for impairment by comparing Parlex's market capitalization, as adjusted for a control premium, to its recorded net asset value. If the Company's market capitalization, as adjusted for a control premium, is less than our recorded net asset value, the Company will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and the Company will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since Parlex's market capitalization, as adjusted, exceeded its recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, the Company has concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at June 30, 2003 and 2002. The accumulated amortization of goodwill totaled $234,477 at June 30, 2003 and June 30, 2002.

      If SFAS 142 had been adopted on July 1, 2000, the adjusted net loss and adjusted net loss per share would be as follows:


                                                             Year Ended June 30,
                                                    2003             2002             2001
                                               ---------------------------------------------

      Reported net loss                        $(19,517,174)    $(10,387,828)    $(6,199,485)
      Add back: Goodwill amortization                     -                -         250,284
                                               ------------     ------------     -----------
      Adjusted net loss                        $(19,517,174)    $(10,387,828)    $(5,949,201)
                                               ============     ============     ===========
      Basic and diluted net loss per share:
        Reported net loss                      $      (3.09)    $      (1.65)    $     (0.99)
        Goodwill amortization                             -                -            0.04
                                               ------------     ------------     -----------
        Adjusted net loss                      $      (3.09)    $      (1.65)    $     (0.95)
                                               ============     ============     ===========

      Revenue Recognition - Revenue on product sales is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from its customers for a specified amount of product, at a specified price and considers delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the Company and the customer, at the time of shipment, unless otherwise specified by the customer. License fees and royalty income are recognized when earned.

      Research and Development - Research and development costs are expensed as incurred and amounted to $5,500,000, $6,145,000 and $6,906,000 for the years ended June 30, 2003, 2002 and 2001, respectively. These amounts are reflected in the Company's cost of products sold.

      Stock-Based Compensation - The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

      Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted loss per share would have been as follows at June 30:


                                                             2003             2002            2001

      Net loss - as reported                            $(19,517,174)    $(10,387,828)    $(6,199,485)
      Add stock-based compensation expense
       included in reported net loss                               -                -               -
      Deduct stock-based compensation expense
       determined under the fair-value method               (717,683)        (845,172)       (908,515)
                                                        ------------     ------------     -----------
      Net loss - pro forma                              $(20,234,856)    $(11,233,000)    $(7,108,000)
                                                        ============     ============     ===========

      Basic and diluted loss per share - as reported    $      (3.09)    $      (1.65)    $     (0.99)
      Basic and diluted loss per share - pro forma             (3.21)           (1.78)          (1.13)

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


                                                   2003         2002         2001

      Average risk-free interest rate              2.6%         4.1%         5.6%
      Expected life of option grants             3.5 years    3.5 years    2.5 years
      Expected volatility of underlying stock       67%          74%          88%
      Expected dividend rate                       None         None         None

      The weighted-average fair value of options granted in 2003, 2002 and 2001 was $5.53, $6.72, and $6.46, respectively.

      The option-pricing model was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of 10 years. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the grants made under the circumstances.

      Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for basis differences between assets and liabilities for financial reporting and tax purposes and for tax loss and credit carryforwards. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized.

      Loss Per Share - Basic loss per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

      The loss utilized to calculate loss per share for the years ended June 30, 2003, 2002 and 2001 was equal to the reported net loss for each period.

      A reconciliation between shares used for computation of basic and dilutive income per share is as follows:


                                                           2003         2002         2001

        Shares for basic computation                     6,308,542    6,303,216    6,289,117
        Effect of dilutive stock options and warrants            -            -            -
                                                         ---------    ---------    ---------
        Shares for dilutive computation                  6,308,542    6,303,216    6,289,117
                                                         =========    =========    =========

      Antidilutive shares were not included in the per-share calculations for the years ended 2003, 2002 and 2001 due to the reported net losses for those years. Antidilutive shares totaled approximately 533,000, 471,000 and 320,000 in 2003, 2002 and 2001, respectively.
      All antidilutive shares relate to outstanding stock options except for 25,000 antidilutive shares in 2003 relating to warrants issued to a lender in connection with a refinancing (see Note 7).

      Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value since the majority of long-term debt bears interest at a rate similar to the prevailing market rate.

      Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation.

      Recent Adoption of Accounting Pronouncements - On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, " and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 specifies accounting for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.

      On July 1, 2002, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Previously such gains and losses were reported as extraordinary items, however, the adoption of SFAS No. 145 may require the classification of gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extrraordinasry treatment as infrequent and unusual as desctibed in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

      On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date an entity is committed to an exit plan as required under EITF 94-3.

      On March 30, 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees" ("FIN No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtness of Others", which is being superseded. The Company adopted FIN No. 45 on a prospective basis for guarantees issued or modified after December 15, 2002. The Company has disclosed certain inter-company loan guarantees in Note 7.

      The adoption of SFAS Nos. 144, 145, 146, 148, and FIN No. 45 did not have a material effect on the Company's financial statements.

      Future Adoption of Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      The Company is currently evaluating the impact resulting from the adoption of SFAS No. 150 on the Company's consolidated financial position and results of operations, but does not expect a material impact.

3.    SALES-LEASEBACK OF PROPERTY, PLANT AND EQUIPMENT

      On June 12, 2003, the Company entered into two sale-leaseback transactions with an unrelated party as follows:

      Parlex Corporate Headquarters and Manufacturing Facility
      --------------------------------------------------------
      ("Methuen Facility")
      --------------------

      Parlex sold its 172,216 square foot corporate headquarters and manufacturing facility in Methuen, Massachusetts, consisting of land, land improvements, building and building improvements for a total maximum purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 ("Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. The Note is due on June 30, 2006, with a one-year extension at the sole option of the buyer. The Note is payable to Parlex only if no "Special Defaults" (as defined in the Purchase and Sale Agreement) occur on or before the maturity date of the Note. The interest rate on the Note increases one percent each year from five percent in the first year to a maximum of eight percent if the buyer exercises the extension option. The Note is secured by a pledge of 100% of the ownership interest in the Delaware limited liability company that owns the Methuen Facility. Under the Earn Out Clause, Parlex will receive $200,000 on June 30, 2004 and on each June 30th thereafter through and including June 30, 2009, up to a maximum of $1,000,000, if and only if for the immediately preceding 12-month period Parlex has met certain financial milestones (as defined therein). In the event that Parlex does not meet the financial milestones as of the end of a particular fiscal year, then the $200,000 installment shall be deferred without interest until the end of the next fiscal year. The buyer's obligations to pay any and all unpaid portions of the Earn Out including all deferrals terminates on June 30, 2009. The net proceeds received in fiscal 2003 of approximately $5.0 million from the sale were used to repay existing bank debt and provide additional working capital to fund its operations.

      Under the terms of the Purchase and Sale Agreement, Parlex simultaneously entered into a written lease for a period of 15 years for the Methuen Facility. The lease may be extended, at Parlex's option, for two additional five-year periods upon 12 months written notice prior to the applicable lease expiration date. The annual base rent for each five-year extension is equal to the greater of (a) the annual base rent then being paid under the lease or (b) 95% of the then prevailing market rate for a five-year lease of similar space in the same market. In addition to the base rent, Parlex is responsible for the payment of all real estate taxes and other operating costs of the Methuen Facility. Beginning on July 1, 2009 and continuing through June 30, 2015, Parlex has the option to purchase the Methuen Facility for its then fair market value, subject to a minimum agreed fair market value of $12,000,000.

      As the repurchase option contained in the lease and the receipt of a promissory note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. Accordingly, the Company recorded the $5,350,000 payment received during 2003 as a finance obligation at June 30, 2003 (see
      Note 7). The $2,650,000 promissory note and related interest thereon, and the $1,000,000 under the Earn Out Clause will be recorded as an increase to the finance obligation as the cash payments are received. The monthly lease payments will be recorded as a reduction to the finance obligation. The interest portion of the future monthly lease payments, determined based upon the Company's cost of borrowing, will be recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

      Poly-Flex Circuits, Inc. ("Poly-Flex") Operating Facility ("Poly-Flex
      ---------------------------------------------------------------------
      Facility")
      ----------

      Poly-Flex sold its 54,580 square foot operating facility in Cranston, Rhode Island, consisting of land, land improvements, building and building improvements for a total purchase price of $3,000,000 in cash. The net proceeds of approximately $2,927,000 from the sale were used to repay existing bank debt and provide additional working capital to fund operations. At the time of sale, the Poly-Flex Facility had a fair market value of approximately $4,440,000, based on an April 2003 independent third party appraisal, and a net book value of approximately $4,313,000. Under the terms of the Purchase and Sale Agreement,

      Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The lease may be extended, at Poly-Flex's option, for two additional five-year periods upon 12 months written notice prior to the applicable lease expiration date. The annual base rent for each five-year extension is equal to 102.5% of the annual base rent for the immediately preceding lease year. In addition to the base rent, Poly-Flex is responsible for the payment of all real estate taxes and other operating costs of the Poly-Flex Facility. Parlex guarantees all payments under the Poly-Flex lease. Poly-Flex may terminate the lease early by delivery of written notice on or before September 30, 2004 and the payment of an early termination fee of approximately $353,000. In the event Poly-Flex exercises its early termination rights, the lease term shall terminate on June 30, 2006.

      Since neither Poly-Flex nor the Company has any continuing involvement in the Poly-Flex Facility after the sale, the transaction has been accounted for using sale-leaseback accounting. The Company has recorded no immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeds the net book value of the facility at the time of sale. However, approximately $1,386,000 of excess net book value over the sales price has been recorded as a deferred loss and included in Other Assets on the consolidated balance sheets. The deferred loss will be amortized to lease expense over the initial five-year lease term.

4.    INTANGIBLE ASSETS, NET

      Intangible assets at June 30 consisted of:


                                     2003           2002

      Land use rights             $1,145,784     $1,145,784
      Patents                         58,560         58,560
                                  ----------     ----------

      Total cost                   1,204,344      1,204,344
      Accumulated amortization       (74,339)       (48,517)
                                  ----------     ----------

      Intangible assets, net      $1,130,005     $1,155,827
                                  ==========     ==========

      In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd., the Company's second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China to potentially expand its operations within China. The rights are being amortized over their maximum life of 50 years as allowed by Chinese law. In July 2003, Parlex (Shanghai) Products Co., Ltd., executed an agreement to sell the land use rights for approximately $1.2 million. The Company received approximately $1.0 million in cash in August 2003 and the balance will be paid at closing.

      The Company has reassessed the useful lives of the intangible assets at June 30, 2003 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the years ended June 30, 2003, 2002 and 2001 was $25,822, $14,376 and $2,928,
      respectively.

      The estimated amortization expense, for assets other than the land use rights, for each of the fiscal years subsequent to June 30, 2003 is as follows:


                    Amortization Expense
                    --------------------
                          Patents
                          -------

      2004                $ 2,928
      2005                  2,928
      2006                  2,928
      2007                  2,928
      2008                  2,928
      Thereafter           21,034
                          -------
      Total               $35,674
                          =======

5.    OTHER ASSETS

      Other assets at June 30 consisted of:


                                                                                 2003         2002

      Deferred loss on sale-leaseback of Poly-Flex Facility (see Note 3)      $1,362,370    $      -
      Deferred financing costs on sale-leaseback of Methuen facility             241,691           -
      Deferred financing costs on the Loan Security Agreement (see Note 7)        97,981           -
      Insurance cash surrender value                                                   -     326,762
      Other                                                                       48,019     105,726
                                                                              ----------    --------
      Total                                                                   $1,750,061    $432,488
                                                                              ==========    ========

6.    ACCRUED LIABILITIES

      Accrued liabilities at June 30 consisted of:


                                           2003          2002

        Payroll and related expenses    $1,573,551    $1,650,825
        Professional fees                  737,698       222,906
        Facility exit costs                583,521     1,480,000
        Accrued health insurance           553,521       375,819
        Commissions                        412,302       400,411
        Other                            1,310,015       735,097
                                        ----------    ----------
        Total                           $5,170,608    $4,865,058
                                        ==========    ==========

      In June 2002, management committed to a plan to consolidate, exit and relocate certain of its manufacturing operations. At June 30, 2002, Parlex had accrued facility exit costs of $1,480,000 relating to these exit activities. Such amount included $656,000 in future rental costs, $574,000 for the abandonment of leasehold improvements, $141,000 in facility refurbishment expenses and $109,000 in early lease termination penalty fees, all of which are reported (as cost of sales) in the consolidated statements of operations. No amounts were paid as of June 30, 2002.

      The following is a summary of the facility exit costs activity during 2003:


                                           Facility                    2003 Activity                    Facility
                                          Exit Costs      ---------------------------------------      Exit Costs
                                           Accrued          Cash          Asset        Change in        Accrued
                                        June 30, 2002     Payments     Write-offs      Estimates     June 30, 2003
                                        -------------     --------     ----------      ---------     -------------

        Lease costs                       $  656,000     $(216,145)    $       -       $      -         $439,855
        Leasehold improvements               573,767             -      (573,767)             -                -
        Facility refurbishment costs         141,233             -             -          2,433          143,666
        Lease termination penalty            109,000      (106,567)            -         (2,433)               -
                                          ----------     ---------     ---------       --------         --------
        Total                             $1,480,000     $(322,712)    $(573,767)      $      -         $583,521
                                          ==========     =========     =========       ========         ========

      During 2003, lease costs of $216,145 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period January 1, 2003 through June 30, 2003, were paid and charged to the facility exit costs accrual. In January 2003, upon exiting the facility, the Company wrote-down the value of the leasehold improvements at its Salem, New Hampshire facility to zero to reflect its abandonment of such assets. The Company's lease agreement, for which certain costs were accrued under this plan, was scheduled to terminate on June 30, 2007. However, in June 2003, the Company exercised its right to terminate the lease early as of June 30, 2004 and paid the related lease early termination fee of $106,567. The accrued facility exit costs at June 30, 2003 represent twelve months of lease payments and the estimated costs to refurbish the facility at the early lease termination date. The Company expects the accrued facility exit costs at June 30, 2003 of $583,521 to be paid within the next twelve months.

7.    INDEBTEDNESS

      Long-term debt at June 30 consisted of:


                                                                               2003           2002

      Loan and security agreement                                          $ 3,306,150    $         0
      Term notes                                                             5,975,645      3,310,378
      Finance obligation on sale-leaseback of Methuen Facility (Note 3)      5,333,597              -
      Other capital lease obligations                                                -         90,477
      Revolving credit agreement                                                     -     12,160,000
                                                                           -----------    -----------
      Total long-term debt                                                  14,615,392     15,560,855

      Less current portion                                                   3,813,117      3,560,855
                                                                           -----------    -----------
      Long-term debt - net                                                 $10,802,275    $12,000,000
                                                                           ===========    ===========

      Loan and Security Agreement - On June 10, 2003, Parlex and its two wholly-owned U.S. subsidiaries, Parlex DynaFlex Corporation and Poly-Flex Circuits, Inc., (together the "Borrowers") executed a Loan and Security Agreement (the "Loan Agreement") with a bank. The Loan Agreement provided the Company's bank with a secured interest in substantially all of its assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement carries interest at the bank's prime rate (4.25% at June 30, 2003) plus 0.75% per annum and a maturity date of June 10, 2005. The bank's prime rate is equal to the greater of (a) 4.0% or (b) the rate announced from time to time by the bank as its prime rate. Upon the Borrower's achievement of two (2) consecutive quarters of net income, the interest rate shall be reduced to the bank's prime rate plus 0.25% per annum. Interest is payable monthly. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces its availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by the Company's foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants related to maintenance of a minimum fixed charge ratio and maintenance of $750,000 in minimum cash balances or excess availability under the Loan Agreement.

      At June 30, 2003, the Company was not in compliance with certain financial covenants. On September 23, 2003, the Company executed a Loan Modification Agreement (the "Modification Agreement") with its bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (as defined above) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. The Company has been in compliance and expects to be in compliance following the execution of the Loan Modification Agreement.

      The Company also issued warrants to the bank for the purchase of 25,000 shares of its common stock at an initial exercise price of $6.885 per share upon execution of the Loan Agreement. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The warrants are currently exercisable and expire on June 10, 2008. The fair value of the warrants issued to the lender on June 10, 2003 was estimated to be $100,581, which has been recorded as deferred financing costs and is being amortized to interest expense over the life of the debt. Total amortization in 2003 was $2,800.

      At June 30, 2003, the Company had $3,306,150 in outstanding borrowings under the Loan Agreement and had available borrowing capacity of $4,663,943, after reduction for $1,000,000 of outstanding letters of credit. Since the available borrowing capacity exceeded $750,000 at June 30, 2003, none of the Company's cash balance was subject to restriction at June 30, 2003.

      Parlex Shanghai Term Notes - On February 25, 2003, Parlex Shanghai entered into a short-term bank note, due August 22, 2003, bearing interest at 5.544%. Shanghai Jinling Co., Ltd ("Jinling"), a former minority interest partner in Parlex Shanghai, guarantees the short-term note (see Note 18). Amounts outstanding under this short-term note total $845,000 at June 30, 2003 and are included within the current portion of long-term debt on the consolidated balance sheet based upon its scheduled repayment terms. The Company provides a cross guarantee to Jinling for 100% of the term note. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1,330,000 at June 30, 2003 and are included within the current portion of long-term debt on the consolidated balance sheet based upon its scheduled repayment terms. The notes replaced a similar short-term note that terminated on February 26, 2003.

      Parlex Interconnect Term Notes - In June 2002, the Company's subsidiary, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC. Proceeds received under the CITIC Loan Agreement are to be used exclusively for financing land, building, plant and machinery and other working capital requirements and to prepay Parlex Interconnect's two local short-term bank notes. Borrowings under the CITIC Loan Agreement accrue interest at a fixed rate equal to LIBOR plus a margin of 2.2%. Interest is payable at the end of each interest period which varies from one to six months. As of June 30, 2003, total borrowings were $3,800,000.
      These borrowings were used to repay local short-term bank notes of $1,200,000 and fund equipment purchases and working capital requirements. The CITIC Loan Agreement contains certain restrictive covenants and a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event of the Company's default on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. Under the provisions of its guarantee, the Company is required to comply with certain financial covenants. At June 30, 2003, the Company was not in compliance with certain of its financial covenants.

      Effective October 8, 2003, CITIC entered into an Amendment to the Loan Agreement with Parlex Interconnect (the "CITIC Loan Agreement Amendment"), and an Amendment to the Guarantee Agreement with Parlex (the "Guarantee Agreement Amendment"). Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and
      $1,000,000 is due in 2006. The Guarantee Agreement Amendment modified the restrictive financial covenants with Parlex consisting of Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. The Company is and expects to remain in compliance with its financial covenants, as amended.

      Loan Agreement Dated March 1, 2000 with Fleet National Bank ("Revolving Credit Agreement") - The Revolving Credit Agreement was repaid in full on June 11, 2003 utilizing proceeds from the two sale-leaseback transactions, and was then terminated and replaced by the Loan Agreement. At June 30, 2002 and during fiscal 2003, the Company was not in compliance with certain restrictive covenants under the Revolving Credit Agreement. The Company received a waiver of the certain restrictive covenants at June 30, 2002 and renegotiated the terms of its existing Revolving Credit Agreement (the "Third Amendment").

      The scheduled maturities for long-term debt, excluding lease obligations, at June 30, 2003 are $3,474,543 in fiscal year 2004 and $4,806,150 in fiscal 2005 and $1,001,102 in fiscal 2006.

      Interest paid during the years ended June 30, 2003, 2002 and 2001 was approximately $767,000, $625,000 and $454,000, respectively.

      The weighted average interest rate on the Company's short-term borrowings as of June 30, 2003 and 2002 is 4.826% and 6.201% respectively.

8.    OTHER NONCURRENT LIABILITIES

      Other noncurrent liabilities at June 30 consisted of:


                                     2003          2002

Deferred income taxes (Note 9)    $  353,822    $  350,919
Deferred compensation                833,458       976,571
                                  ----------    ----------
                                  $1,187,280    $1,327,490
                                  ==========    ==========

      Deferred compensation of $182,000 is to be paid within one year and is included within accrued liabilities in the consolidated balance sheet at June 30, 2003.

9.    INCOME TAXES

      Loss before income taxes consisted of:


                 2003             2002             2001

Domestic    $(13,336,692)    $(16,345,891)    $(13,537,847)
Foreign          (74,439)      (1,378,155)       2,020,962
            ------------     ------------     ------------
Total       $(13,411,131)    $(17,724,046)    $(11,516,885)
            ============     ============     ============

      The benefit (provision) for income taxes consisted of:


                                                    2003            2002            2001

Current:
                                      State    $          -     $         -     $        -
                                    Federal          37,450       2,288,093      2,821,486
                                    Foreign         (22,108)        (17,771)      (194,971)
                                               ------------     -----------     ----------
                                                     15,342       2,270,322      2,626,515
Deferred Tax:
                                      State        (309,118)         83,844          7,442
                                    Federal      (1,064,739)        475,116        129,358
                                    Foreign               -         (41,919)             -
                                               ------------     -----------     ----------
                                                 (1,373,857)        517,041        136,800
Tax Credits:
                                      State         219,717         451,712        141,841
                                    Federal         (74,057)      1,408,981        616,303
                                               ------------     -----------     ----------
                                                    145,660       1,860,693        758,144

Effect on Tax Benefit (Expense)
 from Exercise of Stock Options:
                                      State               -               -          7,555
                                    Federal               -               -         64,218
                                               ------------     -----------     ----------
                                                          -               -         71,773

Tax Benefit from Operating
 Losses Carryforwards:
                                      State         783,503         327,262        733,865
                                    Federal       5,763,269       2,066,700      1,326,148
                                    Foreign               -         313,109              -
                                               ------------     -----------     ----------
                                                  6,546,772       2,707,071      2,060,013

Valuation Allowance                             (11,454,581)       (500,000)      (200,000)
                                               ------------     -----------     ----------

Total                                          $ (6,120,664)    $ 6,855,127     $5,453,245
                                               ============     ===========     ==========

      A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                                 2003     2002     2001

      Statutory federal income tax rate                          (34)%    (34)%    (34)%
      State income taxes, net of federal tax benefit              (4)      (3)      (4)
      Tax credits                                                 (4)      (5)      (7)
      Valuation allowance on U.S. net deferred tax assets         85        3        2
      Other                                                        3        -       (4)
                                                                 ---      ---      ---
      Effective income tax rate                                   46 %    (39)%    (47)%
                                                                 ===      ===      ===

      No provision for U.S. income taxes has been recorded on undistributed earnings of the Company's subsidiary Poly-Flex Circuits Limited (approximately $115,000 at June 30, 2003) because such amounts are considered permanently invested.

      Deferred income tax assets and liabilities at June 30 are attributable to the following:


                                            2003    2002

      Deferred tax assets:
        Inventories                         $  1,158,285     $ 1,488,945
        Allowance for doubtful accounts          209,073         431,496
        Goodwill                                       -          29,099
        Accruals                               1,068,666       1,462,535
        Deferred compensation                    395,528         451,271
        Net operating loss carryforwards      11,313,856       4,767,084
        Valuation allowance                  (12,154,581)       (700,000)
        Tax credit carryforwards               3,166,747       3,021,087
        Other                                    157,742               -
                                            ------------     -----------

                                               5,315,316      10,951,517
                                            ------------     -----------

      Deferred tax liabilities:
        Depreciation                           4,706,771       4,761,141
        Deferred loss on sale leaseback          530,652               -
        Other                                        857               -
        Prepaid expenses                         117,749          94,760
                                            ------------     -----------

                                               5,356,029       4,855,901
                                            ------------     -----------

      Net deferred tax asset (liability)    $    (40,713)    $ 6,095,616
                                            ============     ===========

      As a result of its recent history of operating losses, uncertain future operating results, and current non-compliance with certain of its debt covenant requirements, the Company determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. deferred tax assets and has not given recognition to these tax assets in the accompanying financial statements at June 30, 2003. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

      At June 30, 2003, the Company has recorded net deferred tax assets of $313,109 related to foreign net operation loss carryforwards and net deferred tax liabilities of $353,822 related to depreciation timing differences related to foreign jurisdictions.

      Tax credit carryforwards consist primarily of research and development, and investment tax credits available for state and federal purposes. To the extent the credits are not currently utilized on the Company's tax returns, deferred tax assets, subject to the considerations about the need for a valuation allowance, are recognized for the carryforward amounts. Research and development tax credits, if not utilized, will expire in the years 2008 through 2023. The Company's investment credits do not expire and can be carried forward indefinitely.

      At June 30, 2003, the Company has available federal and state net operating loss carryforwards of approximately $27,000,000 and $38,766,000, respectively, expiring beginning in 2022 and 2006, respectively. A valuation allowance has been established to reduce the deferred tax asset recorded for certain state net operating loss carryforwards that may expire unutilized through 2007. The Company has available foreign net operating losses carryforwards of $2,087,000, which do not expire.

      Income tax payments of approximately $600,000 were made in 2001. Income tax refunds of approximately $1,489,000 and $3,348,000 were received in 2003 and 2002, respectively. The income tax refunds are primarily due to the carryback of the Company's 2003 and 2002 state and federal net operating losses to prior years' tax periods.

10.   STOCKHOLDERS' EQUITY

      Preferred Stock - The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At June 30, 2003, the Board of Directors has not authorized the issuance of any series of preferred stock.

      Stock Option Plans - The Company has incentive and nonqualified stock option plans covering officers, key employees and non-employee directors. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Non-employee directors receive an automatic grant of 1,500 options annually. Additionally, grants of up to 2,250 options annually, per director, may also be made at the discretion of the Board of Directors. During 2002, the Board of Directors granted 500 options to one member based on his participation on several Board committees. No other discretionary grants were made to the directors in 2003, 2002 or 2001. Nonqualified stock options may be granted at fair market value or at a price determined by the Board of Directors, depending on the plan. No options awarded to date by the Board of Directors have been granted at an exercise price that is less than the fair market value of the common stock at the date of grant.

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

      At June 30, 2003, there were 800,418 shares reserved for future issuance upon exercise of grants for all of the above-mentioned plans.

      The following is a summary of activity for all of the Company's stock option plans:


                                     Weighted-
                                      Average
                         Shares       Exercise
                         Under       Price Per       Shares
                         Option        Share      Exercisable

        July 1, 2000     362,957       $11.97       118,832
          Granted         59,250        11.81
          Surrendered    (66,875)       29.71
          Exercised      (27,332)        6.18
                         -------       ------

        June 30, 2001    328,000        15.76       154,562

          Granted        160,800        12.30
          Exercised      (18,050)       14.53
                         -------       ------

        June 30, 2002    470,750        14.63       229,370

          Granted        126,150        11.21
          Surrendered    (80,125)       18.90
          Exercised       (9,000)        5.84
                         -------       ------

        June 30, 2003    507,775       $13.26       253,115
                         =======       ======       =======

      The following table sets forth information regarding options outstanding at June 30, 2003:


                             Options Outstanding                Options Exercisable
                   ----------------------------------------    --------------------
                                    Weighted-
                                     Average      Weighted-               Weighted-
                                    Remaining      Average                 Average
    Exercise          Number       Contractual     Exercise                Exercise
     Prices        Outstanding    Life (Years)      Price       Number      Price

$ 5.67 - $ 6.67       12,000           1.9          $ 6.05      12,000      $ 6.05
 10.00 -  10.48       51,500           8.5           10.25      17,000       10.25
 11.55 -  13.25      307,525           7.9           12.16     103,615       12.53
 15.50 -  16.25       68,750           6.0           16.17      53,000       16.15
 18.75 -  19.13       66,000           4.3           18.78      66,000       18.78
     22.00             2,000           6.9           22.00       1,500       22.00
                     -------           ---          ------     -------      ------

$ 5.67 - $22.00      507,775           7.1          $13.26     253,115      $14.51
                     =======           ===          ======     =======      ======

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

      The following components and changes in balances of accumulated other comprehensive income (loss) are as follows:


                                  Foreign                         Accumulated
                                  Currency       Unrealized          Other
                                Translation    Gains (Losses)    Comprehensive
                                Adjustments    on Investments    Income (Loss)

      Balance, July 1, 2000      $(123,028)       $      -         $(123,028)

        Change in balance         (539,149)         34,752          (504,397)
                                 ---------        --------         ---------

      Balance, June 30, 2001      (662,177)         34,752          (627,425)

        Change in balance          380,533         (34,752)          345,781
                                 ---------        --------         ---------

      Balance, June 30, 2002      (281,644)              -          (281,644)

        Change in balance          470,486               -           470,486
                                 ---------        --------         ---------

      Balance, June 30, 2003     $ 188,842        $      -         $ 188,842
                                 =========        ========         =========

      A summary of the changes in unrealized gains (loss) in short-term investments is as follows for the years ended June 30:


                                                                 2003       2002        2001

      Unrealized gains on short-term investments:
        Unrealized holding gains arising during the year         $  -    $      -     $34,752

      Less reclassification adjustment for (loss) gains
       realized in net income                                       -     (34,752)          -
                                                                 ----    --------     -------

      Net unrealized gains (losses) on short-term investments    $  -    $(34,752)    $34,752
                                                                 ====    ========     =======

11.   RELATED PARTY TRANSACTION

      The Company purchased $580,000, $822,000 and $398,000 of equipment in fiscal 2003, 2002 and 2001, respectively from a company in which a then executive officer of Parlex had a financial interest. At June 30, 2003 and 2002, the Company had recorded within accounts payable and accrued expenses $200,000 and $506,000, respectively for equipment purchases from this party.

12.   POLY-FLEX ACQUISITION

      The Company received $525,000 in cash prior to June 30, 2001 and an additional $525,000 in cash during fiscal 2002 as a final settlement in connection with the Company's acquisition of Poly-Flex in March 2000. The $1,050,000 settlement was recorded as a reduction to goodwill at June 30, 2001. Since the final purchase price equaled the fair value of the net assets acquired, no goodwill was ultimately recorded in connection with this acquisition.

13.   JOINT VENTURE

      On October 22, 2001, the Company executed an agreement (the "Agreement") to purchase Jinling's 40% joint venture interest in Parlex Shanghai, bringing the Company's interest to 90.1%. The Agreement required the Company to pay Jinling the sum of $2.2 million. The purchase price was allocated to acquired accounts receivable, inventory, property, plant and equipment, accounts payable, accrued liabilities and debt, and resulted in goodwill of approximately $251,000. Prior to the acquisition, a distribution of retained earnings was declared based upon each joint venture partners' proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Jinling's distribution approximated $2.3 million and was payable in cash. As of June 30, 2003, all amounts due Jinling have been paid. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

14.   BENEFIT PLAN

      The Company sponsors a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. Effective September 1, 2001, the Company suspended the employer matching contribution. The Company contributed approximately $0, $70,000 and $492,000 to the Plan for the years ended June 30, 2003, 2002 and 2001, respectively.

15.   COMMITMENTS AND CONTINGENCIES

      Leases - The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. As discussed in Note 3, the Company entered into two sale-leaseback transactions where the Company sold two facilities on June 10, 2003 and leased them back. As a result of provisions in the sale and leaseback agreement for the Methuen facility that provides for continuing involvement by the Company, the Company will account for the sale-leaseback as a finance obligation. Since the Company has no continuing involvement in the leaseback of the Poly-Flex facility, the Company has accounted for the leaseback utilizing sale-leaseback accounting. Accordingly, the Company has recorded a deferred loss on the sale and will account for all of its payments as an operating lease. The deferred loss will be amortized to lease expense over the initial 5-year lease term.

      Rental expense approximated $1,198,000, $1,458,000 and $1,378,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Future payments under noncancelable leases as of June 30, 2003, including payments related to the two sale-leasebacks and to the Salem, New Hampshire lease which was terminated effective June 30, 2004, are:


                                                            Finance           Operating Leases
                                                          Obligation        (Poly-Flex Facility
                                                      (Methuen Facility)     and other leases)

      2004                                               $  1,079,167            $1,439,327
      2005                                                  1,056,250             1,000,204
      2006                                                  1,125,000               896,510
      2007                                                  1,131,250               923,415
      2008                                                  1,200,000               895,110
      Thereafter                                           13,350,000               145,786
                                                         ------------            ----------

      Total minimum lease payments                         18,941,667             5,300,352
                                                                                 ==========
      Less amounts representing interest                  (10,481,070)
                                                        -------------

      Present value of net minimum lease payments       $   8,460,597
                                                        =============

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

      Executive Employment Agreements - Three executives of the Company have entered into employment agreements with the Company which require, among others, that the Company continue to pay a portion of the executive's salary to the executive's designated beneficiary for a specified period of time in the event of the death of the executive. The Company maintains key man life insurance for only one of the three executives. The Company has not accrued or paid any amounts related to this benefit in any year in the three years ended June 30, 2003.

16.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS

      The Company operates within a single segment of the electronics industry as a specialist in the interconnection and packaging of electronic equipment with its product lines of flexible printed circuits, laminated cable, and related assemblies. The Company organizes itself as one segment reporting to the chief operating decision maker, the Chief Executive Officer. Revenue consists of product sales, and license fees and royalty income.

      The Company had no customers which individually accounted for 10% or more of the Company's revenues in 2003, 2002 or 2001.

      The Company had two customers which individually accounted for more than 10% of the Company's accounts receivables in 2002. No other customers accounted for more than 10% of accounts receivable in 2003 or 2001.

      Summarized information relating to international operations is as follows:


                                                     2003           2002           2001

      Revenues:
        United States                            $51,130,807    $56,138,749    $ 62,803,825
        Canada                                       109,913      1,972,938       5,888,696
        China                                      6,122,757      3,614,000       6,576,148
        Europe                                    14,586,452     15,871,637      19,585,733
        Other                                     10,871,222      9,458,240       8,765,787
                                                 -----------    -----------    ------------

      Total revenues                             $82,821,151    $87,055,564    $103,620,189
                                                 ===========    ===========    ============

      The principal product group sales were:
        Flexible circuits                        $67,954,482    $70,046,402    $ 81,288,991
        Laminated cables                          14,866,669     16,958,851      22,137,651
                                                 -----------    -----------    ------------

      Product sales                              $82,821,151    $87,005,253    $103,426,642
                                                 ===========    ===========    ============

      Long-lived assets:
        United States                            $33,537,752    $47,600,687    $ 47,938,826
                                                 ===========    ===========    ============

        China                                    $14,466,382    $10,738,185    $  5,623,713
                                                 ===========    ===========    ============

        United Kingdom                           $ 2,943,770    $ 3,275,430    $  3,354,652
                                                 ===========    ===========    ============

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data are as follows (in thousands except per share amounts):


                                  First       Second       Third     Fourth (A)
        2003 Quarters

        Revenues                 $21,692     $22,897     $19,439      $18,793
        Gross profit (loss)        1,008         816      (1,786)       1,980
        Net (loss)                (1,391)     (9,900)     (5,929)      (2,297)
        Net (loss) per share:
          Basic                    (0.22)      (1.57)      (0.94)       (0.36)
          Diluted                  (0.22)      (1.57)      (0.94)       (0.36)

        2002 Quarters

        Revenues                 $21,636     $20,684     $21,278      $23,458
        Gross profit (loss)          569        (140)         (7)      (3,660)
        Net (loss)                (1,161)     (2,682)     (1,667)      (4,878)
        Net (loss) per share:
          Basic                    (0.18)      (0.43)      (0.26)       (0.77)
          Diluted                  (0.18)      (0.43)      (0.26)       (0.77)

(A) Fourth quarter 2002 net loss includes a pretax charge of $1.5 million related to a reserve for relocating the Salem, New Hampshire operations to Methuen, Massachusetts, $.5 million increase in inventory reserves and $2.9 million in inventory write-downs. The inventory write-downs were due to a customer's cancellation of a customer-specific order ($1.3 million) and to a year end physical inventory adjustment ($1.6 million).

17.   SUPPLEMENTAL INFORMATION

      Information with regard to certain valuation and qualifying accounts is as follows:

                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended June 30, 2003, 2002 and 2001


                                                                        Additions
                                                 Balance at     Charges to    Charges to                    Balance at
                                                  Beginning      Cost and        Other                        End of
                                                   of Year       Expenses      Accounts     Deductions         Year
         Allowance for Bad Debts                 ----------     ----------    ----------    ----------      ----------

         June 30, 2003                           $ 1,215,178    $  527,598     $      -     $  (793,515)    $  949,261
         June 30, 2002                             1,896,615       355,490            -      (1,036,927)     1,215,178
         June 30, 2001                               404,000     1,877,743          249        (385,377)     1,896,615
         -------------------------------------------------------------------------------------------------------------
         Accumulated Amortization of Goodwill

         June 30, 2003                               234,477             -            -               -        234,477
         June 30, 2002                               234,477             -            -               -        234,477
         June 30, 2001                               220,100       250,284            -        (235,907)       234,477
         -------------------------------------------------------------------------------------------------------------
         Accumulated Depreciation

         June 30, 2003                            39,480,757     6,488,682            -      (3,190,427)    42,779,012
         June 30, 2002                            34,379,848     6,408,138            -      (1,307,229)    39,480,757
         June 30, 2001                            28,114,968     5,919,839      345,041               -     34,379,848
         -------------------------------------------------------------------------------------------------------------
         Inventory Obsolescence

         June 30, 2003                             3,521,701     1,240,208            -      (1,788,185)     2,973,724
         June 30, 2002                             3,494,094       643,942            -        (616,335)     3,521,701
         June 30, 2001                               711,709     2,782,385            -               -      3,494,094

18.   SUBSEQUENT EVENTS

      Convertible Subordinated Note - On July 28, 2003, Parlex entered into a Securities Purchase Agreement (the "Agreement") pursuant to which the Company sold an aggregate $6,000,000 of its 7% convertible subordinated notes (the "Notes") with attached warrants (the "Warrants") to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deduction for approximately $500,000 in finders' fees and other transaction expenses. The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The Notes are junior to the indebtedness due to Silicon Valley Bank, Shanghai Jingling Co., Ltd. and the CITIC Ka Wah Bank Limited. The Notes mature on July 28, 2007.

      As specified in the Agreement, we will determine the number of shares of common stock to be issued as payment for the interest by dividing the monetary value of the accrued interest by the then current conversion price, initially at $8.00 per common share. Interest expense will be recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

      The Notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at an initial conversion price equal to $8.00. After two years from the date of issuance, the Company has the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest under certain conditions. After three years from the date of issuance, the holder of any Notes may require the Company to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued.

      In connection with the sale of the Notes, the investors also received common stock purchase warrants for an aggregate of 300,000 shares of our common stock at an initial exercise price of $8.00 per share. The Warrants are immediately exercisable and expire on July 28, 2007. The conversion price of the Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the Warrants on July 28, 2003 was approximately $1,035,000. Furthermore, the Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature will be recorded as an increase in additional paid-in capital and as original issuance discount on the underlying debt. The original issue discount will be amortized to interest expense over the 4-year life of the Notes.

      Parlex Shanghai Term Note - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of September 20, 2003. The note replaced a similar short-term note that terminated on August 22, 2003.

      Land Use Rights - In July 2003, Parlex (Shanghai) Interconnect Products Co., Ltd., the Company's second tier subsidiary, executed an agreement to sell its land use rights relating to a parcel of land located in the People's Republic of China for approximately $1.2 million (see Note 4). The Company received approximately $1.0 million in cash in August and the balance will be paid at closing.

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

Item 9A. Controls and Procedures
--------------------------------

In accordance with Securities Exchange Act of 1934 Rules 13a - 15 and
15d - 15, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and in consultation with our independent accountants, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures contained deficiencies, as of the end of the period covered by this report, that effected our ability to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such deficiencies constitute a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management believes that this matter has not had any material impact on our consolidated financial statements. The deficiencies related to certain corporate policy and procedures, specifically relating to the shipment of product, under certain conditions, by different geographic locations, not understood by employees or not being adhered to. As a result, revenue on certain product shipments was being prematurely recognized. We believe such deficiencies resulted from a deficiency in the design and operation of the internal controls over revenue recognition related to product shipments, namely the establishment and appropriate level of communication regarding the context and specifics of such procedures. We have communicated to our employees the changes we have made to our policies and procedures relating to shipment of product, including the discontinuation of certain shipping practices. We are also considering the following changes to our internal controls over the shipment of product.

      * Implementation of a comprehensive policy addressing revenue recognition and specifying the accounting treatment for specific shipping terms, including but not limited to Incoterms.

      * A review and approval process for all significant and non-standard sales transactions by a knowledgeable financial executive to identify the financial reporting implications prior to execution and recording.

      * A review by the corporate controller of end of accounting period transactions to ensure proper sales cutoff.

Other than the steps we have or will take to correct certain weaknesses in our communication of and adherence to corporate policies noted above, no change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required by this Item is incorporated by reference from the information under the captions "Election of Directors", "Board of Directors Meetings and Committees of the Board", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management" in our 2003 Proxy Statement.

Item 11. Executive Compensation
-------------------------------

The information required by this Item is incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Board of Directors Meetings and Committees of the Board" in our 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         and Related Stockholder Matters
         -------------------------------

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2003 Proxy Statement.

The following table sets forth certain information with respect to the number of securities issued and issuable under our equity compensation plans at June 30, 2003:


                                                                                     Number of securities
                                                                                   remaining available for
                                Number of securities to      Weighted-average       issuance under equity
                                be issued upon exercise      exercise price of        compensation plans
                                of outstanding options,    outstanding options,     (excluding securities
       Plan Category              warrants and rights       warrants and rights    reflected in column(a))

Equity compensation plans
approved by security holders            507,775                   $13.26                   800,418

Equity compensation plans
not approved by security
holders                                       -                        -                         -
                                        -------                                            -------

      Total                             507,775                                            800,418
                                        =======                                            =======

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

We retain as our general counsel the law firm of Kutchin & Rufo, P.C. to perform legal services on our behalf. Payments made by us to Kutchin & Rufo, P.C. in 2003 were approximately $207,000. Edward D. Kutchin, a shareholder in the professional corporation of Kutchin & Rufo, P.C., was elected to the position of Clerk on August 27, 2002 and is the son-in-law of Herbert W. Pollack, the Chairman of the Board of Directors.

We purchased $580,000, $822,000 and $398,000 of equipment in 2003, 2002 and
2001, respectively from a company in which Mr. Darryl McKenney, an executive officer of Parlex at the time, had a financial interest. At June 30, 2003 and 2002, we had recorded $200,000 and $506,000, respectively, within accounts payable and accrued expenses in the accompanying consolidated balance sheets for equipment purchases from this party. At June 30, 2002, we had no knowledge of the relationship. Information related to this relationship was disclosed in our interim report immediately following our discovery of the existence of the relationship. We conducted an investigation related to this relationship with the support and input of the Audit Committee. Effective February 24, 2003, Mr. McKenney was no longer employed by us.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

The information required by this item is incorporated by reference from the information under the caption "Audit Fees" in our 2003 Proxy Statement.


Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)
            1. Consolidated Financial Statements

               The Consolidated Financial Statements are filed as part of this report.

            2. Consolidated Financial Statement Schedules

               All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

            3. Exhibits

               An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

      (b)   Reports on Form 8-K

            On May 13, 2003, we filed a Current Report on Form 8-K under Items 7, 9 and 12 to report the issuance of a press release setting forth our results of operations and financial condition for our third quarter ended March 31, 2003.

            On June 11, 2003, we filed a Current Report on Form 8-K under Items 2, 5 and 7 to report the completion of two sale-leaseback transactions and the refinancing of our outstanding revolving credit indebtedness by entering into a revolving loan facility with Silicon Valley Bank.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2003.

                                  Parlex Corporation

                                  By /s/ Peter J. Murphy
                                     -------------------
                                     Peter J. Murphy, Chief Executive
Officer

Each person whose signature appears below constitutes and appoints Herbert
W. Pollack, Peter J. Murphy, and Jonathan R. Kosheff, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him and in his name, place, and stead, and in any and all capacities, to sign this annual report on Form 10-K of Parlex Corporation and any amendments thereto, and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                      Date
        ---------                        -----                      ----

/s/ Herbert W. Pollack        Chairman of the Board           October 10, 2003
--------------------------
Herbert W. Pollack

/s/ Peter J. Murphy           Director and Chief Executive    October 10, 2003
--------------------------    Officer (Principal Executive
Peter J. Murphy               Officer)


/s/ Jonathan R. Kosheff       Treasurer and Chief             October 10, 2003
--------------------------    Financial Officer (Principal
Jonathan R. Kosheff           Financial and Accounting
                              Officer)

/s/ Sheldon A. Buckler        Director                        October 10, 2003
--------------------------
Sheldon A. Buckler

/s/ Richard W. Hale           Director                        October 10, 2003
--------------------------
Richard W. Hale

/s/ Lester Pollack            Director                        October 10, 2003
--------------------------
Lester Pollack

/s/ Benjamin M. Rabinovici    Director                        October 10, 2003
--------------------------
Benjamin M. Rabinovici

/s/ Russell D. Wright         Director                        October 10, 2003
--------------------------
Russell D. Wright

                                EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in the Annual Report on Form 10-K.

Exhibit
  No.                    Description
-------                  -----------

3.1        Restated Articles of Organization as amended (dated August 2,
           1983) (filed as Exhibits 3-A and 3-B to our Registration Statement on Form S-1, file No. 2-85588, and incorporated herein by reference).

3.2 Articles of Amendment to Restated Articles of Organization, dated December 1, 1987 (filed as Exhibit 10-Q to our Annual Report on Form 10-K for the fiscal year ended June 30, 1988).

3.3 Bylaws (filed as Exhibit 3-C to our Registration Statement on Form S-1, file No. 2-85588, and incorporated herein by reference).

3.4 Articles of Amendment to Restated Articles of Organization, dated October 21, 1997 (filed as Exhibit 3-D to our Quarterly Report on Form 10-Q for the quarter ended December 28, 1997).

3.5 Articles of Amendment to Restated Articles of Organization, dated August 30, 2000 (filed herewith).

4.1 Warrant, dated June 11, 2003, issued to Silicon Valley Bank (filed as Exhibit 4-A to our Current Report on Form 8-K dated June 11, 2003).

4.2 Registration Rights Agreement, dated June 11, 2003, by and between Silicon Valley Bank and Parlex Corporation (filed as
           Exhibit 4-B to our Current Report on Form 8-K dated June 11,
           2003).

4.3 Securities Purchase Agreement dated July 28, 2003 between Parlex Corporation and the Investors (filed as Exhibit 4-C to our Current Report on Form 8-K dated June 28, 2003).

4.4 Form of 7% Convertible Subordinated Note (filed as Exhibit 4-D to our Current Report on Form 8-K dated June 28, 2003).

4.5 Form of Stock Purchase Warrant to Purchase Shares of Common Stock (filed as Exhibit 4-E to our Current Report on Form 8-K dated June 28, 2003).

4.6 Registration Rights Agreement dated July 28, 2003 between Parlex Corporation and the Investors (filed as Exhibit 4-F to our Current Report on Form 8-K dated June 28, 2003).

10.1 1985 Employees' Nonqualified Stock Option Plan dated December 2, 1985* (filed as Exhibit 10-L to our Annual Report on Form 10-K for the fiscal year ended June 30, 1986).

10.2 1989 Outside Directors' Stock Option Plan* (filed as Exhibit 10-Z to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.3 1989 Employees' Stock Option Plan* (filed as Exhibit 10-AA to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.4 Chinese Joint Venture Contract, Articles of Association, and Agreement of Technology

           License and Technical Service dated May 29, 1995 (filed as
           Exhibit 10-AH to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995). Confidential treatment has been granted for portions of this exhibit.

10.5 Agreement of Lease between PVP-Salem Associates, L.P. and Parlex Corporation dated August 12, 1997 (filed as Exhibit 10-L to our Annual Report on Form 10-K for the fiscal year ended June 30,
           1997).

10.6 Patent Assignment Agreement between Parlex Corporation and Polyonics, Inc. dated June 16, 1997 (filed as Exhibit 10-N to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.7 1996 Outside Directors' Stock Option Plan* (filed as Exhibit 10-O to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.8 Shelter Service Agreement between Parlex Corporation and Offshore International Inc. dated March 6, 1998 (filed as
           Exhibit 10-O to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.9 Patent Assignment Agreement between Parlex Corporation and Polyclad Laminates, Inc., dated January 20, 2000 (filed as
           Exhibit 10-T to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.10      Parlex Corporation 2001 Employees' Stock Option Plan* (filed as
           Exhibit 10-V to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2001 ).

10.11 Employment Agreement between Parlex Corporation and Peter J. Murphy dated September, 2002* (filed herewith).

10.12 Purchase and Sale Agreement, dated May 8, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-AA to our Current Report on Form 8-K dated June 11, 2003).

10.13 First Amendment to Purchase and Sale Agreement, dated May 23, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-BB to our Current Report on Form 8-K dated June 11, 2003).

10.14 Second Amendment to Purchase and Sale Agreement, dated June 3, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-CC to our Current Report on Form 8-K dated June 11, 2003).

10.15 Purchase and Sale Agreement, dated May 8, 2003, by and between Taurus Cranston LLC, as buyer, and Poly-Flex Circuits, Inc., as seller (filed as Exhibit 10-DD to our Current Report on Form 8-K dated June 11, 2003).

10.16 First Amendment to Purchase and Sale Agreement, dated May 23, 2003, by and between Taurus Cranston LLC, as buyer, and Poly-Flex Circuits, Inc., as seller (filed as Exhibit 10-EE to our Current Report on Form 8-K dated June 11, 2003).

10.17 Second Amendment to Purchase and Sale Agreement, dated June 3, 2003, by and between Taurus Cranston LLC, as buyer, and Poly-Flex Circuits, Inc., as seller (filed as Exhibit 10-FF to our Current Report on Form 8-K dated June 11, 2003).

10.18 Lease, dated June 12, 2003, by and between Taurus Methuen, LLC, as landlord, and Parlex Corporation, as tenant, for the premises located at One Parlex Place, Methuen, Massachusetts (filed as
           Exhibit 10-GG to our Current Report on Form 8-K dated June 11,
           2003).

10.19 Lease, dated June 12, 2003, by and between Taurus Cranston, LLC, as landlord, and Poly-Flex Circuits, Inc., as tenant, for the premises located at 28 Kenney Drive, Cranston, Rhode Island (filed as Exhibit 10-HH to our Current Report on Form 8-K dated June 11, 2003).

10.20 Loan and Security Agreement, dated June 11, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10-II to our Current Report on Form 8-K dated June 11, 2003).

10.21 Loan Modification Agreement, dated September 23, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed herewith).

10.22 Employment Agreement between Parlex Corporation and Herbert W. Pollack dated October 1, 2003* (filed herewith).

21.1       Subsidiaries of the Registrant (filed herewith).

23.1       Consent of Independent Auditors (filed herewith).

24.1 Powers of Attorney (filed herewith as part of the signature page hereto).

31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32.1 Certification of Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350 (furnished herewith).

32.2 Certification of Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith).

*  Denotes management contract or compensatory plan or arrangement.