Form 10-Q
period 2003-09-28
PARLEX CORP
filed 2003-11-17
CIK 724988

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

              For the Quarterly Period Ended September 28, 2003

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                       ______________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

            Massachusetts                            04-2464749
      ------------------------                       -----------
      (State of incorporation)                       (I.R.S. ID)

            One Parlex Place, Methuen, Massachusetts      01844
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

The number of shares outstanding of the registrant's common stock as of November 10, 2003 was 6,321,564 shares.


===========================================================================

                             PARLEX CORPORATION
                             ------------------


                                    INDEX
                                    -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Consolidated Balance Sheets - September 28, 2003 and
         June 30, 2003                                                   3

         Consolidated Statements of Operations - For the Three
         Months Ended September 28, 2003 and September 29, 2002          4

         Consolidated Statements of Cash Flows - For the Three
         Months Ended September 28, 2003 and September 29, 2002          5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     30

Item 4.  Controls and Procedures                                        31

Part II - Other Information                                             32

Item 3.  Defaults Upon Senior Securities                                32

Item 6.  Exhibits and Reports on Form 8-K                               32

Signatures                                                              33

Exhibit Index                                                           34

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------
ASSETS                                        September 28, 2003    June 30, 2003

CURRENT ASSETS:
  Cash and cash equivalents                      $  1,293,307       $  1,513,523
  Accounts receivable - net                        16,475,290         13,835,589
  Inventories - net                                19,107,524         17,082,878
  Refundable income taxes                             134,605            279,381
  Deferred income taxes                               313,109            313,109
  Other current assets                              2,133,704          2,077,409
  Assets held for sale                              1,092,614                  -
                                                 ------------       ------------
      Total current assets                         40,550,153         35,101,889
                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET                45,811,943         46,893,216

INTANGIBLE ASSETS - NET                                34,942          1,130,005

GOODWILL - NET                                      1,157,510          1,157,510

OTHER ASSETS                                        2,404,275          1,750,061
                                                 ------------       ------------

TOTAL                                            $ 89,958,823       $ 86,032,681
                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt              $  4,977,790       $  3,813,117
  Accounts payable                                 13,232,744         13,396,274
  Accrued liabilities                               4,502,777          5,170,608
  Deposit on assets held for sale                     974,964                  -
                                                 ------------       ------------
      Total current liabilities                    23,688,275         22,379,999
                                                 ------------       ------------
LONG-TERM DEBT                                     13,268,534         10,802,275
                                                 ------------       ------------
OTHER NONCURRENT LIABILITIES                        1,173,711          1,187,280
                                                 ------------       ------------
MINORITY INTEREST IN PARLEX SHANGHAI                  477,902            415,583
                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                           -                  -
  Common stock                                        652,221            652,221
  Accrued interest payable in common stock             73,195                  -
  Additional paid-in capital                       63,223,754         61,049,486
  Accumulated deficit                             (11,692,411)        (9,605,380)
  Accumulated other comprehensive income              131,267            188,842
  Less treasury stock, at cost                     (1,037,625)        (1,037,625)
                                                 ------------       ------------
      Total stockholders' equity                   51,350,401         51,247,544
                                                 ------------       ------------
TOTAL                                            $ 89,958,823       $ 86,032,681
                                                 ============       ============

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                  September 28, 2003    September 29, 2002
                                                  ------------------    ------------------

REVENUES                                             $19,704,431           $21,692,288

COSTS AND EXPENSES:
  Cost of products sold                               17,472,246            20,684,405
  Selling, general and administrative expenses         3,740,366             2,919,516
                                                     -----------           -----------

      Total costs and expenses                        21,212,612            23,603,921
                                                     -----------           -----------

OPERATING LOSS                                        (1,508,181)           (1,911,633)

INTEREST AND NON OPERATING INCOME (EXPENSE)
Interest income                                            4,595                 7,129
Interest expense                                        (532,651)             (204,282)
Non operating income                                      11,742                   465
Non operating expense                                       (218)              (27,776)
                                                     -----------           -----------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST                                 (2,024,713)           (2,136,097)

BENEFIT FROM INCOME TAXES                                      -               726,273
                                                     -----------           -----------

LOSS BEFORE MINORITY INTEREST                         (2,024,713)           (1,409,824)

MINORITY INTEREST                                        (62,318)               18,709
                                                     -----------           -----------

NET LOSS                                             $(2,087,031)          $(1,391,115)
                                                     ===========           ===========

BASIC AND DILUTED LOSS PER SHARE                     $     (0.33)          $     (0.22)
                                                     ===========           ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED            6,312,216             6,303,216
                                                     ===========           ===========

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                               September 28, 2003    September 29, 2002
                                                               ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                        $(2,087,031)          $(1,391,115)
                                                                  -----------           -----------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization of property,
     plant and equipment and other assets                           1,658,636             1,604,453
    Amortization of deferred financing costs                          143,221                     -
    Minority interest                                                  62,319               (18,709)
    Deferred income taxes                                                   -              (726,273)
    Interest payable in common stock                                   73,195                     -
    Changes in current assets and liabilities:
      Accounts receivable - net                                    (2,623,007)             (422,977)
      Inventories                                                  (2,006,270)               47,250
      Refundable taxes                                                144,776                     -
      Other assets                                                   (108,796)              354,209
      Accounts payable and accrued liabilities                     (1,271,072)           (1,131,889)
                                                                  -----------           -----------
        Net cash used in operating activities                      (6,014,029)           (1,685,051)
                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit received for sale of land use rights                        974,964                     -
  Additions to property, plant and equipment
   and other assets                                                  (280,611)             (345,283)
                                                                  -----------           -----------
        Net cash provided by (used in) investing activities           694,353              (345,283)
                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                          7,502,960             5,467,865
  Payment of bank loans                                            (7,846,834)           (3,676,448)
  Payment of Methuen sale-leaseback financing obligation              (74,974)                    -
  Proceeds from convertible note, net of costs                      5,509,984                     -
                                                                  -----------           -----------
        Net cash provided by financing activities                   5,091,136             1,791,417
                                                                  -----------           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 8,324                12,600
                                                                  -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (220,216)             (226,317)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,513,523             1,785,025
                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,293,307           $ 1,558,708
                                                                  ===========           ===========

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease, long-term debt and
   accounts payable                                               $   242,874           $ 1,041,388
                                                                  ===========           ===========
  Issuance of warrants in connection with issuance
   of convertible debt                                            $ 1,139,252           $         -
                                                                  ===========           ===========
  Beneficial conversion feature associated
   with convertible debt                                          $ 1,035,016           $         -
                                                                  ===========           ===========
  Interest receivable associated with Methuen
   sale-leaseback financing obligation                            $    33,125           $         -
                                                                  ===========           ===========

See notes to unaudited consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 28, 2003 and the results of operations and cash flows for the three months ended September 28, 2003 and September 29, 2002. All adjustments made to the interim financial statements included all those of a normal and recurring nature.

The Company followed the same accounting policies in the preparation of these interim financial statements as described in its annual report on Form 10-K for the year ended June 30, 2003. This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2003.

As shown in the consolidated financial statements, the Company incurred net losses of $2,087,031 and $1,391,115 and used $6,014,029 and $1,685,051 of cash in operations for the three months ended September 28, 2003 and September 29, 2002, respectively. In addition, the Company had an accumulated deficit of $11,692,411 at September 28, 2003. At September 28, 2003, the Company was not in compliance with certain financial covenants of its guarantee of $3.8 million of debt owed by its subsidiary, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), to
CITIC Ka Wah Bank, Limited ("CITIC"), a Hong Kong bank. Effective October
8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC Loan Agreement Amendment"), and with Parlex (the "Guarantee Agreement Amendment"). Among other matters, the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment modified certain restrictive financial covenants. The Company is and expects to remain in compliance with all of its financial covenants, as amended.

In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidating manufacturing operations. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding its products in the home appliance, laptop computer, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; and 5) completing sales of non-essential assets such as its land use rights in China (see
Note 4).

Furthermore, in June and July 2003, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs. Based on the current credit agreements, management believes it has sufficient cash to fund operations through at least December 2004.

2.    Inventories
      -----------

Inventories of raw materials are stated at the lower of cost (first-in, first-out) or market. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. Raw material, work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Reductions in obsolescence reserves are recognized when the underlying products are disposed of or sold. Inventories consisted of:


                            September 28,      June 30,
                                 2003            2003
                            -------------      --------

Raw materials                $ 8,422,890     $ 7,736,473
Work in process                9,053,623       8,285,396
Finished goods                 4,443,124       4,034,733
                             -----------     -----------

Total cost                    21,919,637      20,056,602
Reserve for obsolescence      (2,812,113)     (2,973,724)
                             -----------     -----------
Inventory, net               $19,107,524     $17,082,878
                             ===========     ===========

3.    Property, Plant and Equipment
      -----------------------------

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                      September 28,      June 30,
                                           2003            2003
                                      -------------      --------

Land and land improvements            $    589,872     $    589,872
Buildings                               18,543,295       18,543,295
Machinery and equipment                 59,881,918       59,625,945
Leasehold improvements and other         6,330,084        6,321,658
Construction in progress                 4,791,053        4,591,458
                                      ------------     ------------

Total cost                              90,136,222       89,672,228
Less: accumulated depreciation         (44,324,279)     (42,779,012)
                                      ------------     ------------
Property, plant and equipment, net    $ 45,811,943     $ 46,893,216
                                      ============     ============

4.    Intangible Assets
      -----------------

Intangible assets consisted of:


                            September 28,      June 30,
                                 2003            2003
                            -------------      --------

Land use rights              $        -       $1,145,784
Patents                          58,560           58,560
                             ----------       ----------

Total cost                       58,560        1,204,344
Accumulated amortization        (23,618)         (74,339)
                             ----------       ----------

Intangible assets, net       $   34,942       $1,130,005
                             ==========       ==========

In July 2003, Parlex Interconnect executed an agreement to sell its land use rights for approximately $1.2 million. The Company has received approximately $1.0 million in cash, which has been recorded as a deposit on assets held for sale, on the consolidated balance sheet at September 28, 2003. At September 28, 2003, the land use rights have been recorded on the consolidated balance sheet as assets held for sale and, accordingly, the Company has ceased amortizing the asset. Management expects the sale to close in the second quarter of fiscal 2004.

The Company has reassessed the remaining useful lives of the intangible assets at September 28, 2003 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the three months ended September 28, 2003 and September 29, 2002 was $2,449 and $7,601, respectively.

5.    Other Assets
      ------------

Other assets consisted of:


                                                                             September 28,     June 30,
                                                                                  2003           2002
                                                                             -------------     --------

Deferred loss on sale-leaseback of Poly-Flex Facility                          $1,373,818     $1,373,818
Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)       292,484        203,353
Deferred financing costs on the Loan Security Agreement (see Note 7)              192,269        138,081
Deferred financing costs on Convertible Subortinated Note (see Note 7)            594,253              -
Other                                                                              89,907         48,019
                                                                               ----------     ----------
Total cost                                                                      2,542,731      1,763,271
Less accumulated amortization                                                    (138,456)       (13,210)
                                                                               ----------     ----------

Total, net                                                                     $2,404,275     $1,750,061
                                                                               ==========     ==========

Deferred Loss on Sale Leaseback of Poly-Flex Facility - In June 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island for a total purchase price of $3,000,000 in cash. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company recorded no immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,386,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets on the consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $69,000 for the quarter ended September 28, 2003.

Amortization of deferred financing costs was $57,000 for the quarter ended September 28, 2003.

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

The following is a summary of the facility exit costs activity during fiscal 2004:


                                                                                               Facility
                                   Facility                   2004 Activity                   Exit Costs
                                  Exit Costs     ---------------------------------------       Accrued
                                   Accrued          Cash         Asset         Change       September 28,
                                June 30, 2003     Payments    Write-offs    in Estimates         2003
                                -------------     --------    ----------    ------------    -------------

Lease costs                         $439,855      $(108,072)     $    -         $    -         $331,783
Facility refurbishment costs         143,666              -           -              -          143,666
                                    --------      ---------      ------         ------         --------
Total                               $583,521      $(108,072)     $    -         $    -         $475,449
                                    ========      =========      ======         ======         ========

During fiscal 2004, lease costs of $108,072 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period July 1, 2003 through September 28, 2003, were paid and charged to the facility exit costs accrual. The accrued facility exit costs at September 28, 2003 represent nine months of lease payments and the estimated costs to refurbish the facility at the early lease termination date. The Company expects the balance of accrued facility exit costs at September 28, 2003 to be paid within the next nine months.

7.    Indebtedness
      ------------

Long-term debt consisted of:


                                                            September 28,    June 30,
                                                                 2003          2003
                                                            -------------    --------

Loan and security agreement                                  $ 2,305,034     $ 3,306,150
Term notes                                                     6,633,321       5,975,645
Finance obligation on sale-leaseback of Methuen Facility       5,291,749       5,333,597
Convertible subordinated notes                                 4,016,220               -
                                                             -----------     -----------
Total long-term debt                                          18,246,324      14,615,392

Less current portion                                           4,977,790       3,813,117
                                                             -----------     -----------

Long-term debt - net                                         $13,268,534     $10,802,275
                                                             ===========     ===========

Loan and Security Agreement ("the Loan Agreement") - The Company executed a Loan Agreement with a bank on June 11, 2003. The Loan Agreement provided the Company's bank with a secured interest in substantially all of its assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants related to maintenance of $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, the Company executed a Modification Agreement ("the Modification Agreement") with its bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (4.0% at September 28, 2003) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. At September 28, 2003, the Company had available borrowing capacity under the Loan Agreement of $2,468,000. Since the available borrowing capacity exceeded $750,000 at September 28, 2003, none of the Company's cash balance was subject to restriction at September 28, 2003.
The Company was in compliance with the Loan Agreement financial covenants as of September 28, 2003.

Parlex Shanghai Term Note - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of September 28, 2003. The note replaced a similar short-term note that terminated on August 22, 2003. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.3 million at September 28, 2003.

Parlex Interconnect Term Notes - In June 2002, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC. The CITIC Loan Agreement contains certain restrictive covenants and a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event the Company defaults on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. Under the provisions of its guarantee, the Company is required to comply with certain financial covenants. At September 28, 2003, the Company was not in compliance with the financial covenants of the guarantee.

Effective October 8, 2003, CITIC executed the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. The Guarantee
Agreement Amendment modified the restrictive financial covenants with Parlex consisting of Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. The Company was in compliance with its amended financial covenants, as of September 28, 2003.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex sold its Methuen Facility for a total maximum purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 ("Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. Under the terms of the Purchase and Sale Agreement, Parlex simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

As the repurchase option contained in the lease and the receipt of a promissory note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The $2,650,000 promissory note and related interest thereon, and the $1,000,000 under the Earn Out Clause will be recorded as an increase to the finance obligation as cash payments are received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

Convertible Subordinated Notes - On July 28, 2003, Parlex sold an aggregate $6,000,000 of its 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deduction for approximately $500,000 in finders' fees and other transaction expenses. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued interest by the 'Initial Conversion Price' (a defined term) which was established at $8 per share, (the market price of the stock on the date of the execution of the agreement.) However, if the number of shares to be issued are not then covered by an effective registration statement, then each holder of each Note may choose, in its sole discretion, to have the interest paid in either shares or in cash, with the exception of the first interest payment, which shall in any event be payable in shares. Based on the filing of a registration statement during the quarter, the Company expects that all interest payments will be paid in stock.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Company has concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. The Company recorded accrued interest payable on the Notes of $73,195 within stockholders' equity at September 28, 2003, as the interest is required to be paid in the form of common stock. Based on the conversion price of $8.00 per common share at September 28, 2003, the Company issued 9,348 shares of common stock in October 2003 as payment for the accrued interest.

The Notes are convertible immediately by the investors, in whole or in part, into shares of common stock at an initial conversion price equal to $8.00. The conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations. Furthermore, the Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes which is being amortized to interest expense over the 4-year life of the Notes.

After two years from the date of issuance, the Company has the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After three years from the date of issuance, the holder of any Notes may require the Company to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued.

8.    Stockholders' Equity
      --------------------

The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at September 28, 2003:


                                    Weighted-Average
      Fiscal Year       Number          Exercise          Expiration
        Granted      Outstanding          Price              Date
      -----------    -----------    ----------------      ----------

         2003           25,000            $6.89         June 10, 2008
         2004          300,000             8.00         July 28, 2007
         2004           22,500             8.00         July 28, 2008
                       -------            -----
         Total         347,500            $7.92
                       =======            =====

Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to the bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which has been recorded as deferred financing costs and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the three months ended September 28, 2003 was $12,600.

In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase an aggregate of 322,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $104,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as original issuance discount recorded against the carrying value of the Notes. The original issue discount is being amortized to interest expense over the 4-year life of the Notes. Amortization expense for the three months ended September 28, 2003 was $46,600.

9.    Revenue Recognition
      -------------------

Revenue on product sales is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. The Company generally obtains written purchase authorizations from its customers for a specified amount of product, at a specified price and considers delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the Company and the customer. License fees and royalty income are recognized when earned.

10.   Stock-Based Compensation
      ------------------------

The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted loss per share would have been as follows:


                                                             Three Months Ended
                                                  September 28, 2003    September 29, 2002
                                                  ------------------    ------------------

Net loss - as reported                               $(2,087,031)          $(1,391,115)
Add stock-based compensation expense
 included in reported net loss                                 -                     -
Deduct stock-based compensation expense
 determined under the fair-value method                 (191,000)             (192,000)
                                                     -----------           -----------
Net loss - pro forma                                 $(2,278,031)          $(1,583,115)
                                                     ===========           ===========

Basic and diluted loss per share - as reported       $     (0.33)          $     (0.22)
Basic and diluted loss per share - pro forma         $     (0.36)          $     (0.25)

The fair value of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                           September 28, 2003    September 29, 2002
                                           ------------------    ------------------

Average risk-free interest rate                    2.4%                  2.6%
Expected life of option grants                  3.5 years             3.5 years
Expected volatility of underlying stock            77%                   67%
Expected dividend rate                             None                  None

The following table presents combined activity for stock options for the three months ended September 28, 2003:


                                            Three Months Ended September 28, 2003
                                                                  Weighted-
                                                  Shares           Average
                                                  Under            Exercise
                                                  Option            Price
                                                  ------          ---------

Outstanding options at beginning of period        507,775           $13.26
  Granted                                          82,000             8.39
  Surrendered                                           -                -
  Exercised                                             -                -
                                                  -------           ------

Outstanding options at end of period              589,775           $12.59
                                                  =======           ======

Exercisable options at end of period              325,339           $14.15

Weighted average fair value of options
 granted during the period                                          $ 4.11

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at September 28, 2003:


                              Options Outstanding              Options Exercisable
                   ----------------------------------------    --------------------
                                   Weighted-
                                    Average       Weighted-               Weighted-
                                   Remaining       Average                 Average
    Exercise          Number      Contractual     Exercise                Exercise
     Prices        Outstanding    Life (Years)      Price      Number       Price
    --------       -----------    ------------    ---------    ------     ---------

$ 3.60 - $ 7.20       12,000          1.6          $ 6.05       12,000     $ 6.05
  7.21 -  10.80      133,500          9.3            9.11       17,000      10.25
 10.81 -  14.40      307,525          7.6           12.16      161,339      12.35
 14.41 -  18.00       68,750          5.8           16.17       67,500      16.17
 18.01 -  21.60       66,000          4.1           18.78       66,000      18.78
 21.61 -  25.20        2,000          6.6           22.00        1,500      22.00
                     -------          ---          ------      -------     ------
$ 3.60 - $25.20      589,775          7.3          $12.59      325,339     $14.15
                     =======          ===          ======      =======     ======

11.   Income Taxes
      ------------

Income taxes are recorded for interim periods based upon an estimated annual effective tax rate. The Company's effective tax rate is impacted by the proportion of its estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of a valuation allowance.

The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its recent history of operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company has determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at September 28, 2003. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Loss Per Share
      --------------

Basic loss per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

The loss utilized to calculate loss per share for the three months ended September 28, 2003 and September 29, 2002 was equal to the reported net loss for each period.

A reconciliation between shares used for computation of basic and dilutive income per share is as follows:


                                                       Three Months Ended
                                                 September 28,    September 29,
                                                      2003             2002
                                                 -------------    -------------

Shares for basic computation                       6,312,216        6,303,216
Effect of dilutive stock options and warrants              -                -
                                                   ---------        ---------

Shares for dilutive computation                    6,312,216        6,303,216
                                                   =========        =========

Antidilutive shares were not included in the per-share calculations for the three months ended September 28, 2003 and September 29, 2002 due to the reported net losses for those periods. Antidilutive shares totaled approximately 937,000 and 564,000 for the three months ended September 28, 2003 and September 29, 2002, respectively. All antidilutive shares relate to outstanding stock options except for 347,500 antidilutive shares at September 28, 2003 relating to warrants issued in connection with certain debt financings (see Note 8).

13.   Comprehensive Loss
      ------------------

Comprehensive loss for the three months ended September 28, 2003 and September 29, 2002 is as follows:


                                                          Three Months Ended
                                               September 28, 2003    September 29, 2002
                                               ------------------    ------------------

Net loss                                          $(2,087,031)           $(1,391,115)

Other comprehensive (loss) income:
  Foreign currency translation adjustments            (57,575)               103,589
                                                  -----------            -----------

Total comprehensive loss                          $(2,144,606)           $(1,287,526)
                                                  ===========            ===========

At September 28, 2003 and September 29, 2002, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

14.   Related Party Transactions
      --------------------------

The Company purchased $386,000 of equipment during the three months ended September 29, 2002 from a company in which a then executive officer of Parlex had a financial interest. Effective February 24, 2003, the executive officer was no longer employed by the Company. At September 28, 2003, the Company had recorded within accounts payable $200,000 for equipment purchases from this party.

15.   Reclassifications
      -----------------

Certain prior period amounts have been reclassified to conform to the current year presentation.

16.   Recent Adoption of Accounting Pronouncements
      --------------------------------------------

On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 23. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, and Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of our Annual Report on Form 10-K for the year ended June 30, 2003. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $16.7 million in property and equipment and approximately $18.6 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

In 2003 and 2002, we were adversely affected by the economic downturn and its impact on our key customers and markets. We have incurred operating losses during these periods of $29.8 million, and have used cash to fund operations and working capital of $2.4 million during this time. We have taken certain steps to improve operating margins, including closure of facilities, downsizing of our employee base, and transfer of manufacturing operations to lower cost locations, such as the People's Republic of China. In addition to transferring certain domestic manufacturing processes to lower cost international manufacturing locations, as part of our business strategy, we continue to pursue markets and customer opportunities requiring domestic manufacturing support. We believe there are strategic prospects available in the military/aerospace market that would represent a significant domestic manufacturing opportunity.

In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and in early fiscal 2004 through sale leaseback transactions of selected corporate assets and the issuance of convertible subordinated debt. As a result of the difficult environment facing us, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities. On September 28, 2003, we were not in compliance with certain financial covenants of our guarantee of $3.8 million of debt owed by our subsidiary, Parlex Interconnect, to CITIC, a Hong Kong bank. Therefore, effective October 8, 2003, CITIC entered into a Supplemental Deed with Parlex Interconnect relating to the CITIC Loan Agreement (the "CITIC Loan Agreement Amendment"), and with us (the "Guarantee Agreement Amendment"). Among other matters, the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment modified certain restrictive financial covenants such as EBITDA, Current Ratio, Tangible NET Worth and Total Liabilities to Tangible Net Worth. We were in compliance with our financial covenants as of September 28, 2003, as they were amended and we expect to remain in compliance with all of our financial covenants, as amended.

Critical Accounting Policies

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, goodwill and other intangible assets, valuation of stock options and warrants, income taxes and other accrued expenses, including self-insured health insurance claims. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

Revenue recognition and accounts receivable. We recognize revenue on product sales when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the customer and us. License fees and royalty income are recognized when earned. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

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


                                                      Three Months Ended
                                                September 28,    September 29,
                                                     2003             2002
                                                -------------    -------------

Total revenues                                     100.0 %          100.0 %
Cost of products sold                               88.7 %           95.4 %
                                                   -----            -----

Gross profit                                        11.3 %            4.6 %
Selling, general and administrative expenses        19.0 %           13.5 %
                                                   -----            -----

Operating loss                                      (7.7)%           (8.9)%
Loss from operations before income taxes
 and minority interest                             (10.3)%           (9.8)%
                                                   -----            -----
Net loss                                           (10.6)%           (6.4)%
                                                   =====            =====

Three Months Ended September 28, 2003 Compared to Three Months Ended
--------------------------------------------------------------------
September 29, 2002
------------------

Total Revenues. Total revenues for the three months ended September 28, 2003 were $19.7 million versus $21.7 million for the three months ended September 29, 2002. This represents a decrease of $2.0 million or 9%. This decrease is primarily attributable to the discontinuation of our unprofitable domestic PALFlex operation, which occurred in February 2003. PALFlex is a proprietary adhesiveless double-sided copper flexible circuit roll to roll manufacturing process. Revenues generated from our PALFlex operations in the first quarter of fiscal 2004 were $700,000 versus $3.0 million in the first quarter of fiscal 2003. Excluding PALFlex revenues from both quarters, total revenues were essentially flat. Decreases in revenues from our Multi-Layer ($600,000) and Laminated Cable ($900,000) operations were offset by strong growth ($1.6 million) in our China operations.

Shortfalls in our Multi-Layer revenues were due in part to delays in the production of several key programs. Approximately $1.0 million of planned shipments for the first quarter of fiscal 2004 remained in backlog. Decreases in our Laminated Cable operations continue to reflect soft demand in North American electronics manufacturing in general. Demand in our China operations remained strong in the first quarter of fiscal 2004 due to increases in the computer and peripheral market, where Hewlett Packard remained our single largest customer, and in the automotive market where strong growth occurred.

Cost of Products Sold. Cost of products sold was $17.5 million, or 89% of total revenues, for the three months ended September 28, 2003, versus $20.7 million, or 95% of total revenues, for the three months ended September 29, 2002. Cost of products sold were favorably impacted year over year by the closing of our significantly unprofitable domestic PALFlex operations in February 2003. In addition, increases in capacity utilization in China resulted in further margin improvements. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Expected growth in our Multi-Layer business, primarily in the military market, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, are anticipated to improve margins in fiscal 2004.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations. A large portion of the final assembly, inspection, and test procedures previously performed in our Methuen, Massachusetts and Salem, New Hampshire facilities are now performed in Mexico. During fiscal 2003, we completed the transfer of our PALFlex operations to China. Although the transfer of manufacturing capabilities is costly, this investment is core to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million for the three months ended September 28, 2003 versus $2.9 million for the comparable period in the prior year. Due to the reorganization of our sales force in mid-2002 and the staffing of several open regional positions in fiscal 2003, selling expenses increased $330,000 in the first quarter of fiscal 2004. Further, in the first quarter of fiscal 2003, the Company reduced its reserves for bad debts by approximately $360,000. We believe our reserves for bad debts to be adequate at September 28, 2003 and have historically experienced few bad debt write-offs.

Interest Income. Interest income was $5,000 for the three months ended September 28, 2003 compared to $7,000 for the three months ended September 29, 2002, and primarily consists of interest income on our cash balances.

Interest Expense. Interest expense was $533,000 for the three months ended September 28, 2003 and $204,000 for the three months ended September 29, 2002. Interest expense represents interest incurred on our short and long-term borrowings and interest expense associated with deferred compensation. The increase in interest expense in the three months ended September 28, 2003 is due to interest associated with the sale-leaseback of the Methuen Facility, $194,000, and the convertible debt, $183,000.

Non operating income. Non operating income was $12,000 for the three months ended September 28, 2003 versus $500 for the three months ended September 29, 2002. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $200 for the three months ended September 28, 2003 compared to $28,000 for the three months ended September 29, 2002. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $2.0 million in the three months ended September 28, 2003 compared to $2.1 million in the three months ended September 29, 2002. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 0% for the three months ended September 28, 2003 versus an effective tax rate benefit of (34%) for the three months ended September 29, 2002. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, which have subsequently been waived, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the three months ended September 28, 2003. In the prior year, we recorded an income tax benefit of $726,000 on our U.S operating losses for the three months ended September 29, 2002.

Liquidity and Capital Resources
-------------------------------

As of September 28, 2003, we had approximately $1.3 million in cash and cash equivalents.

Net cash used by operations during the three months ended September 28, 2003 was $6.0 million. Net operating losses of $2.1 million after adjustment for minority interest, interest payable in common stock, depreciation and amortization, used $150,000 of operating cash and $5.8 million for our working capital requirements.

Net cash provided by investing activities was $694,000 for the three months ended September 28, 2003. This included a $975,000 deposit for the sale of our Chinese land use rights offset with funds used to purchase capital equipment and other assets. As of September 28, 2003, we have an additional $243,000 of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to enhance cash flows and maintain compliance with restrictive covenants under our Loan Agreement. Cash provided by financing activities was $5.1 million for the three months ended September 28, 2003 including proceeds of $5.5 million from the sale of our convertible subordinated notes and $344,000, which represents the net repayments and borrowings on our bank debt. The bank borrowings include $6.0 million from our primary lender, Silicon Valley Bank, and $1.5 million from our Parlex Shanghai lender. Payments include $7.0 million to Silicon Valley Bank and $845,000 to retire one of Parlex Shanghai's local short-term bank notes.

Loan and Security Agreement ("Loan Agreement") - We executed a Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided the bank with a secured interest in substantially all of our assets. We may borrow up to $10,000,000, based on a borrowing base of eligible account receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces our availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants related to maintenance of $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, we executed a Loan Modification Agreement ("the Modification Agreement") with Silicon Valley Bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (4.0% at September 28, 2003) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. At September 28, 2003, we had available borrowing capacity under the Loan Agreement of $2,468,000. Since the available borrowing capacity exceeded $750,000 at September 28, 2003, none of our cash balance was subject to restriction at September 28, 2003. We are in compliance with our financial covenants under the Loan Agreement, as amended, as of September 28, 2003.

Parlex Shanghai Term Note - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of September 28, 2003. The note replaced a similar short-term note that terminated on August 22, 2003. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.3 million at September 28, 2003.

Parlex Interconnect Term Notes - In June 2002, Parlex Interconnect executed the $5,000,000 CITIC Loan Agreement with CITIC. The CITIC Loan Agreement contains certain restrictive covenants and a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event of our default on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, our subsidiary, Parlex Asia Pacific Ltd., and we have provided a guarantee of the payment of this loan. Under the provisions of the guarantee, we are required to comply with certain financial covenants.

Effective October 8, 2003, CITIC entered into the CITIC Loan Agreement Amendment with Parlex Interconnect, and the Guarantee Agreement Amendment with us. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. The Guarantee Agreement Amendment modified certain restrictive financial covenants with us such as Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. We are in compliance with the financial covenants, as amended, as of September 28, 2003.

Convertible Subordinated Notes - On July 28, 2003, we sold an aggregate $6,000,000 of our 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. We received net proceeds of approximately $5.4 million from the transaction, after deduction for approximately $600,000 in finders' fees and other transaction expenses. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued interest by the 'Initial Conversion Price' (a defined term) which was established at $8 per share, (the market price of the stock on the date of the execution of the agreement.) However, if the number of shares to be issued are not then covered by an effective registration statement, then each holder of each Note may choose, in its sole discretion, to have the interest paid in either shares or in cash, with the exception of the first interest payment, which shall in any event be payable in shares. Based on the filing of a registration statement during the quarter, we expect that all interest payments will be paid in stock.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $73,195 within stockholders' equity at September 28, 2003, as the interest is required to be paid in the form of common stock. Based on the conversion price of $8.00 per common share at September 28, 2003, we issued 9,348 shares of common stock in October 2003 as payment for the accrued interest.

The Notes are convertible immediately by the investors, in whole or in part, into shares of common stock at an initial conversion price equal to $8.00. The conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations. Furthermore, the Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair market value of the underlying common stock on

July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes which is being amortized to interest expense over the 4-year life of the Notes.

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

Land Use Rights - In July 2003, Parlex Interconnect executed an agreement to sell its land use rights for approximately $1.2 million. We received approximately $1.0 million in cash in August 2003 and the balance will be paid at closing, which we expect to occur in the second quarter of fiscal 2004.

Throughout fiscal 2003, we took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows and return to profitability. Our plans include the following actions: 1) continuing to consolidate of some of our manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to our lower cost international manufacturing operations, particularly those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; and 5) completing sales of non-essential assets such as our land use rights in China.

Furthermore, we are exploring additional and/or alternative financing arrangements to partially replace or supplement our financing arrangements currently in place to provide us with longer-term financing to support our current working capital needs.

We believe that our cash on hand and cash expected to be generated during fiscal 2004 will be sufficient to enable us to meet our financing and operating obligations through at least December 2004. If we require additional and/or alternative external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain new external financing. However, there can be no assurance that we will be successful in obtaining such new external financing.

Recent Adoption of Accounting Pronouncements
--------------------------------------------

On July 1, 2003, we adopted SFAS No. 150, "Accounting for Certain Financial
Instruments with   Characteristics of Both Liabilities and Equity" ("SFAS
No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

The adoption of SFAS No. 150 did not have a material effect on our financial statements.

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

At September 28, 2003, we were not in compliance with certain financial covenants of our loan guarantee of $3.8 million of debt owed by our subsidiary, Parlex Interconnect, to CITIC, a Hong Kong bank. Effective October 8, 2003, CITIC entered into an amendment to its loan agreement with Parlex Interconnect and an amendment to our guarantee of the loan agreement. In addition, we entered into an amendment of our loan agreement with our primary lender, Silicon Valley Bank. Among other matters, these amendments modified certain restrictive financial covenants such as EBITDA, Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. We are and expect to remain in compliance with all of our financial covenants, as amended. For additional information relating to the amendments to our loan arrangements, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The issuance of our shares upon conversion of outstanding convertible notes and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants was $8.00 per share. The issuance of our shares upon conversion of the convertible notes, and exercise of the warrants, and their resale by the holders thereof will increase our publicly traded shares. These re-sales could also depress the market price of our common stock. We will not control whether or when the note and warrant holders elect to convert their shares. For additional information relating to this transaction, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Subordinated Notes".

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

As a result of our recently completed private placement of $6.0 million aggregate principal amount of convertible subordinated notes, we have substantially increased our indebtedness. Although the convertible notes provide for the payment of interest in shares of our common stock under certain conditions, we cannot guarantee that such conditions shall exist and, in the event they do not exist, interest payments must be made in cash. The convertible notes may become immediately due and payable in the event of a default by us of certain covenants. We cannot guarantee that we will be able to meet our obligations under the terms of the convertible notes, or that we will have sufficient funds to repay the convertible notes in the event of a redemption or an event of default. For additional information relating to this transaction, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Subordinated Notes".

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

Our credit agreement imposes restrictions that affect, among other things, our ability to incur additional debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our credit agreement. Upon the occurrence of a breach, the lender under our credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our credit agreement and/or cease to provide additional revolving loans or letters of credit, which would have a material adverse effect on us.

We have incurred losses in each of the last three years and we may continue to incur losses.

We incurred net losses in the recently completed three months ended September 28, 2003, as well as in fiscal years 2003, 2002 and 2001. We had net losses of $2.1 million in the three months ended September 28, 2003, $19.5 million for 2003, $10.4 million for 2002 and $6.2 million for 2001. Our operations may not be profitable in the future.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 22 patents issued and have 16 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock any time in the foreseeable future. In addition, our current financing agreements prohibit the payment of dividends. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. For the foreseeable future, we will use earnings from operations, if any, to finance our growth, and we will not pay dividends to our common stockholders. You should not rely on an investment in our common stock if you require dividend income. The only return on your investment in our common stock, if any, would most likely come from any appreciation of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments.

We also have a $10,000,000 Loan and Security Agreement that bears interest at our lender's prime rate plus 1.5%. The prime rate is affected by changes in market interest rates. As of September 28, 2003, we have an outstanding balance under our Loan and Security Agreement of $2,305,000. We have the option to repay borrowings at anytime without penalty and therefore believe that our market risk is not material. A 10% change in interest rates would impact interest expense by approximately $20,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of September 28, 2003, of approximately $14.0 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of September 28, 2003 of approximately $5.2 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of September 28, 2003, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately $6.6 million. As of September 28, 2003, Poly-Flex Circuits Limited had no outstanding debt.

Item 4.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 28, 2003. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

As of the period ended June 30, 2003, we noted deficiencies in our disclosure controls and procedures. The deficiencies related a failure to adhere to certain corporate policies and procedures specifically relating to the shipment of product under certain conditions. We believe this has not had any material impact on our consolidated financial statements, however, we have taken steps to correct these deficiencies. We have communicated our revenue recognition policy to our financial and management employees and we perform end of reporting period transaction reviews to ensure proper sales cut-off.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         PART II - OTHER INFORMATION
                         ---------------------------


Item 3.  DEFAULTS UPON SENIOR SECURITIES

As of September 28, 2003, we were not in compliance with certain financial covenants under our guarantee of Parlex Interconnect's debt to CITIC. As of September 28, 2003, the outstanding balance owed to CITIC under the guarantee was approximately $3,800,000. Although the bank could have called for early repayment of the debt, no such demand was made.

Effective October 8, 2003, CITIC entered into an Amendment to the Loan Agreement with Parlex Interconnect and an Amendment to the Guarantee Agreement with us. As a result of the execution of the amendment to the Loan Agreement and the amendment to the Guarantee Agreement, we are as of September 28, 2003 in compliance with the revised financial covenants.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - See Exhibit Index to this report.

      (b)   Reports on Form 8-K

On July 31, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 to report the sale of $6.0 million of 7% convertible subordinated notes to several institutional investors.

On September 3, 2003, we furnished a Current Report on Form 8-K pursuant to Items 9 and 12 containing the press release realting to our financial results for the quarter and year ended June 30, 2003.

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


                                       PARLEX CORPORATION
                                       ------------------



                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                            Officer



                                       By: /s/ Jonathan R. Kosheff
                                           --------------------------------
                                           Jonathan R. Kosheff
                                           Treasurer & CFO

                                       (Principal Accounting and Financial
                                        Officer)


                                       November 17, 2003
                                       -----------------
                                             Date

                                EXHIBIT INDEX


EXHIBIT     DESCRIPTION OF EXHIBIT


 10.1 Employment Agreement, dated September 1, 2002, between Parlex Corporation and Jonathan R. Kosheff (filed herewith)

 31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

 31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

 32.1 Certification of Registrant's Chief Executive Officer pursuant To 18 U.S.C. 1350 (furnished herewith)

 32.2 Certification of Registrant's Chief Financial Officer pursuant To 18 U.S.C. 1350 (furnished herewith)