Form 10-Q/A
period 2003-09-28
PARLEX CORP
filed 2004-02-17
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                   _______________________________________

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

The number of shares outstanding of the registrant's common stock as of February 9, 2004 was 6,409,687 shares.

On November 17, 2003, we filed a Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the "Commission"). We have filed this amendment on Form 10-Q/A for the purpose of amending and restating Items 1, 2 and 4 of our Form 10-Q for the period ended September 28, 2003 to reflect the restatement of our Condensed Consolidated Balance Sheet for September 28, 2003. We restated our Condensed Consolidated Balance Sheet as of September 28, 2003 to properly classify our revolving line of credit with Silicon Valley Bank at September 28, 2003 as a current liability as discussed in
Note 17 to the Condensed Consolidated Financial Statements.

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

         Consolidated Balance Sheets - September 28, 2003 (Restated)
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

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

---------------------------------------------------------------------------------
ASSETS                                        September 28, 2003    June 30, 2003
                                                  (Restated)

CURRENT ASSETS:
  Cash and cash equivalents                      $  1,293,307       $  1,513,523
  Accounts receivable - net                        16,475,290         13,835,589
  Inventories - net                                19,107,524         17,082,878
  Refundable income taxes                             134,605            279,381
  Deferred income taxes                               313,109            313,109
  Other current assets                              2,133,704          2,077,409
  Assets held for sale                              1,092,614                  -
                                                 ------------       ------------
      Total current assets                         40,550,153         35,101,889
                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET                45,811,943         46,893,216

INTANGIBLE ASSETS - NET                                34,942          1,130,005

GOODWILL - NET                                      1,157,510          1,157,510

OTHER ASSETS                                        2,404,275          1,750,061
                                                 ------------       ------------

TOTAL                                            $ 89,958,823       $ 86,032,681
                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt              $  7,282,824       $  3,813,117
  Accounts payable                                 13,232,744         13,396,274
  Accrued liabilities                               4,502,777          5,170,608
  Deposit on assets held for sale                     974,964                  -
                                                 ------------       ------------
      Total current liabilities                    25,993,309         22,379,999
                                                 ------------       ------------
LONG-TERM DEBT                                     10,963,500         10,802,275
                                                 ------------       ------------
OTHER NONCURRENT LIABILITIES                        1,173,711          1,187,280
                                                 ------------       ------------
MINORITY INTEREST IN PARLEX SHANGHAI                  477,902            415,583
                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - authorized,
   1,000,000 shares; none issued                            -                  -
  Common stock, $.10 par value - authorized,
   30,000,000 shares; issued 6,522,216 shares         652,221            652,221
  Accrued interest payable in common stock             73,195                  -
  Additional paid-in capital                       63,223,754         61,049,486
  Accumulated deficit                             (11,692,411)        (9,605,380)
  Accumulated other comprehensive income              131,267            188,842
  Less treasury stock, at cost                     (1,037,625)        (1,037,625)
                                                 ------------       ------------
      Total stockholders' equity                   51,350,401         51,247,544
                                                 ------------       ------------
TOTAL                                            $ 89,958,823       $ 86,032,681
                                                 ============       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

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

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

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

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q/A reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 28, 2003 and the results of operations and cash flows for the three months ended September 28, 2003 and September 29, 2002. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

5.    Other Assets
      ------------

Other assets consisted of:


                                                                             September 28,     June 30,
                                                                                  2003           2003
                                                                             -------------     --------

Deferred loss on sale-leaseback of Poly-Flex Facility                          $1,293,679     $1,362,370
Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)       292,484        203,353
Deferred financing costs on the Loan Security Agreement (see Note 7)              192,269        138,081
Deferred financing costs on Convertible Subortinated Note (see Note 7)            594,253              -
Other                                                                              89,907         48,019
                                                                               ----------     ----------
Total cost                                                                      2,462,592      1,751,823
Less accumulated amortization                                                     (58,317)        (1,762)
                                                                               ----------     ----------

Total, net                                                                     $2,404,275     $1,750,061
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

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

The following is a summary of the facility exit costs activity for the three months ended September 28, 2003.


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

7.    Indebtedness
      ------------

Long-term debt consisted of:


                                                            September 28,    June 30,
                                                                 2003          2003
                                                            -------------    --------

Loan and security agreement                                  $ 2,305,034     $ 3,306,150
Term notes                                                     6,633,321       5,975,645
Finance obligation on sale-leaseback of Methuen Facility       5,291,749       5,333,597
Convertible subordinated notes                                 4,016,220               -
                                                             -----------     -----------
Total long-term debt                                          18,246,324      14,615,392

Less current portion                                           7,282,824       3,813,117
                                                             -----------     -----------

Long-term debt - net                                         $10,963,500     $10,802,275
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

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan agreement should be classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowings are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

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

Convertible Subordinated Notes - On July 28, 2003, Parlex sold an aggregate $6,000,000 of its 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deduction for approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to refinance amounts borrowed under the Company's Loan and Security Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007.
The Notes are unsecured.

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

10.   Stock-Based Compensation
      ------------------------

The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" using the intrinsic-value method as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."
SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

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

The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its recent history of operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it was more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at September 28, 2003. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

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

17.   Restatement
      -----------

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the period ended September 28, 2003, management determined that the outstanding borrowings as of September 28, 2003 under the revolving credit facility should have been presented as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22, "Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement". As a result the Company has restated its condensed consolidated balance sheet as of September 28, 2003 to reclassify $2,305,034 of borrowings under the revolving credit facility, which were previously reported as long-term debt, to a current liability in accordance with the guidance contained in EITF No. 95-22.


September 28, 2003                    As reported     As restated
------------------                    -----------     -----------

Current portion of long term debt     $ 4,977,790     $ 7,282,824
Current Liabilities                    23,688,275      25,993,309
Long-term debt                         13,260,534      10,963,500

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q/A and with "Factors That May Affect Future Results" set forth on page 23. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q/A.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, goodwill and other intangible assets, valuation of stock options and warrants, income taxes and other accrued expenses, including self-insured health insurance claims. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ from these estimates under different assumptions or conditions.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our unaudited Condensed Consolidated Financial Statements and the Notes thereto.


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

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan agreement should be classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowings are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

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

Convertible Subordinated Notes - On July 28, 2003, we sold an aggregate $6,000,000 of our 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. We received net proceeds of approximately $5.5 million from the transaction, after deduction for approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to refinance amounts borrowed under our Loan and Security Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

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

Factors That May Affect Future Results
--------------------------------------

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q/A contains certain "forward-looking statements" as defined under the federal securities laws. Our future results may differ materially from the current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange
Act Rule 13a-15 as of September 28, 2003.  Based upon the foregoing, our
Chief Executive Officer and our Chief Financial Officer concluded that, except for the restatement of the Company's September 28, 2003 balance sheet, our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

As of the period ended June 30, 2003, we noted deficiencies in our disclosure controls and procedures. The deficiencies related to a failure to adhere to certain corporate policies and procedures specifically relating to the shipment of product under certain conditions. We believe this has not had any material impact on our consolidated financial statements, however, we have taken steps to correct these deficiencies. We have communicated our revenue recognition policy to our financial and management employees and we perform end of reporting period transaction reviews to ensure proper sales cut-off.

Subsequent to the issuance of our condensed consolidated financial statements for quarter ended September 28, 2003, our management determined that borrowings under the Loan Agreement with Silicon Valley Bank should have been classified as short-term on the condensed consolidated balance sheet.

As a result, the accompanying condensed consolidated balance sheet as September 28, 2003 has been restated and disclosures have been added to the notes to the condensed consolidated financial statements. The Company is considering whether any changes to enhance the Company's internal control processes are warranted.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                       PARLEX CORPORATION
                                       ------------------



                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                            Officer



                                       By: /s/ Jonathan R. Kosheff
                                           --------------------------------
                                           Jonathan R. Kosheff
                                           Treasurer & CFO

                                       (Principal Accounting and Financial
                                        Officer)


                                       February 13, 2004
                                       -----------------
                                             Date

                                EXHIBIT INDEX


EXHIBIT     DESCRIPTION OF EXHIBIT


 10.1 Employment Agreement, dated September 1, 2002, between Parlex Corporation and Jonathan R. Kosheff (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 28, 2003)

 31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

 31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

 32.1 Certification of Registrant's Chief Executive Officer pursuant To 18 U.S.C. 1350 (furnished herewith)

 32.2 Certification of Registrant's Chief Financial Officer pursuant To 18 U.S.C. 1350 (furnished herewith)