Form 10-Q
period 2003-12-28
PARLEX CORP
filed 2004-02-17
CIK 724988

===========================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            ____________________

                                  FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 28, 2003

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____

                            ____________________

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

                             PARLEX CORPORATION
                             ------------------

                                    INDEX
                                    -----


Part I - Financial Information                                          Page
                                                                        ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

Consolidated Balance Sheets - December 28, 2003 and June 30, 2003          3

Consolidated Statements of Operations - For the Three and Six Months
Ended December 28, 2003 and December 29, 2002                              4

Consolidated Statements of Cash Flows - For the Six Months Ended
December 28, 2003 and December 29, 2002                                    5

Notes to Unaudited Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       31

Item 4.  Controls and Procedures                                          31

Part II - Other Information

Item 3.  Defaults Upon Senior Securities                                  33

Item 4.  Submission Of Matters To A Vote Of Security Holders              33

Item 6.  Exhibits and Reports on Form 8-K                                 33

Signatures                                                                34

Exhibit Index                                                             35

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
---------------------------------------------------------------------------


ASSETS                                        December 28, 2003    June 30, 2003

CURRENT ASSETS:
  Cash and cash equivalents                     $  1,614,150       $  1,513,523
  Accounts receivable - net                       18,411,357         13,835,589
  Inventories - net                               19,854,242         17,082,878
  Refundable income taxes                            134,605            279,381
  Deferred income taxes                              313,109            313,109
  Other current assets                             2,097,052          2,077,409
                                                ------------       ------------
      Total current assets                        42,424,515         35,101,889
                                                ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET               45,115,352         46,893,216

INTANGIBLE ASSETS - NET                               34,210          1,130,005

GOODWILL - NET                                     1,157,510          1,157,510

OTHER ASSETS                                       2,434,606          1,750,061
                                                ------------       ------------
TOTAL                                           $ 91,166,193       $ 86,032,681
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $ 10,672,263       $  3,813,117
  Accounts payable                                14,829,955         13,396,274
  Accrued liabilities                              4,609,170          5,170,608
                                                ------------       ------------
      Total current liabilities                   30,111,388         22,379,999
                                                ------------       ------------
LONG-TERM DEBT                                     9,040,867         10,802,275
                                                ------------       ------------
OTHER NONCURRENT LIABILITIES                       1,162,242          1,187,280
                                                ------------       ------------
MINORITY INTEREST IN PARLEX SHANGHAI                 525,341            415,583
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - authorized,
   1,000,000 shares; none issued                           -                  -
  Common stock, $.10 par value - authorized,
   30,000,000 shares; issued 6,606,564 and
   6,522,216 shares at December 28, 2003 and
   June 30, 2003, respectively                       660,656            652,221
  Accrued interest payable in common stock           101,703                  -
  Additional paid-in capital                      63,888,514         61,049,486
  Accumulated deficit                            (13,619,645)        (9,605,380)
  Accumulated other comprehensive income             332,752            188,842
  Less treasury stock, at cost                    (1,037,625)        (1,037,625)
                                                ------------       ------------
      Total stockholders' equity                  50,326,355         51,247,544
                                                ------------       ------------

TOTAL                                           $ 91,166,193       $ 86,032,681
                                                ============       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
---------------------------------------------------------------------------


                                                            Three Months Ended                         Six Months Ended
                                                  December 28, 2003    December 29, 2002    December 28, 2003    December 29, 2002
                                                  -----------------    -----------------    -----------------    -----------------

REVENUES                                             $23,559,093          $22,897,250          $43,263,524          $ 44,589,538

COSTS AND EXPENSES:
  Cost of products sold                               20,857,729           22,025,905           38,329,975            42,710,310
  Selling, general and administrative expenses         3,959,374            3,674,417            7,699,740             6,593,933
                                                     -----------          -----------          -----------          ------------

      Total costs and expenses                        24,817,103           25,700,322           46,029,715            49,304,243
                                                     -----------          -----------          -----------          ------------

OPERATING LOSS                                        (1,258,010)          (2,803,072)          (2,766,191)           (4,714,705)

INTEREST AND NON OPERATING INCOME (EXPENSE)
Interest income                                            2,427                3,849                7,021                10,978
Interest expense                                        (664,855)            (223,138)          (1,197,505)             (427,421)
Non operating income                                      40,643                4,935               52,386                 5,400
Non operating expense                                          -              (37,416)                (218)              (65,192)
                                                     -----------          -----------          -----------          ------------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST                                 (1,879,795)          (3,054,842)          (3,904,507)           (5,190,940)

BENEFIT FROM INCOME TAXES                                      -           (6,860,081)                   -            (6,133,807)
                                                     -----------          -----------          -----------          ------------

LOSS BEFORE MINORITY INTEREST                         (1,879,795)          (9,914,923)          (3,904,507)          (11,324,747)

MINORITY INTEREST                                        (47,439)              14,878             (109,758)               33,587
                                                     -----------          -----------          -----------          ------------

NET LOSS                                             $(1,927,234)         $(9,900,045)         $(4,014,265)         $(11,291,160)
                                                     ===========          ===========          ===========          ============

BASIC AND DILUTED LOSS PER SHARE                     $     (0.30)         $     (1.57)         $     (0.63)         $      (1.79)
                                                     ===========          ===========          ===========          ============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED            6,331,148            6,306,579            6,321,734             6,304,897
                                                     ===========          ===========          ===========          ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
---------------------------------------------------------------------------


                                                                                     Six Months Ended
                                                                          December 28, 2003    December 29, 2002
                                                                          -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                  $ (4,014,265)        $(11,291,160)
                                                                            ------------         ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization of property, plant and
     equipment and intangible assets                                           2,724,925            3,423,921
    Amortization of deferred financing costs and deferred loss                   479,891                    -
    Minority interest                                                            109,758              (33,587)
    Deferred income taxes                                                              -            6,133,425
    Interest payable in common stock                                             174,898                    -
    Gain on sale of China land use rights                                        (86,531)                   -
    Changes in current assets and liabilities:
      Accounts receivable - net                                               (4,475,237)            (526,706)
      Inventories                                                             (2,651,412)             967,846
      Refundable taxes                                                           144,776            1,488,578
      Other assets                                                              (378,917)             254,627
      Accounts payable and accrued liabilities                                   112,729           (1,489,679)
                                                                            ------------         ------------
        Net cash used in operating activities                                 (7,859,385)          (1,072,735)
                                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of China land use rights                                                1,179,145                    -
  Additions to property, plant and equipment and other assets                   (208,314)          (1,193,856)
                                                                            ------------         ------------
        Net cash provided by (used in) investing activities                      970,831           (1,193,856)
                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                            -               52,530
  Exercise of warrants                                                           600,000                    -
  Proceeds from bank loans                                                    24,352,824            9,842,240
  Payment of bank loans                                                      (23,370,212)          (7,764,457)
  Payment of Methuen sale-leaseback financing obligation                        (151,440)                   -
  Cash received for interest on Methuen sale-leaseback note receivable            66,252                    -
  Proceeds from convertible note, net of costs                                 5,480,416                    -
                                                                            ------------         ------------
        Net cash provided by financing activities                              6,977,840            2,130,313
                                                                            ------------         ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           11,341               28,485
                                                                            ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             100,627             (107,793)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,513,523            1,785,025
                                                                            ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,614,150         $  1,677,232
                                                                            ============         ============

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases financed
   under capital lease, long-term debt and accounts payable                 $    549,913         $    756,157
                                                                            ============         ============
  Issuance of warrants in connection with issuance of convertible debt      $  1,139,252         $          -
                                                                            ============         ============
  Beneficial conversion feature associated with convertible debt            $  1,035,016         $          -
                                                                            ============         ============
  Interest payable in common stock                                          $     73,195         $          -
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

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of December 28, 2003 and the results of operations and cash flows for the six months ended December 28, 2003 and December 29, 2002. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

      This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2003.

      As shown in the consolidated financial statements, the Company incurred net losses of $4,014,265 and $11,291,160 and used $7,859,385
      ($600,000 which funded losses net of non-cash items and $7.3 million for working capital) and $1,072,735 of cash in operations for the six months ended December 28, 2003 and December 29, 2002, respectively. In addition, the Company had an accumulated deficit of $13,619,645 at December 28, 2003. At December 28, 2003, the Company was not in compliance with certain financial covenants under its Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Company has received a waiver from the bank for its non-compliance at December 28, 2003 and is currently negotiating an amendment to the terms of the Loan Agreement to modify certain of the Loan Agreement's restrictive covenants. In addition, due to the cross-default provisions contained in its Citic Ka Wah Bank Loan Agreement, the Company has also classified such debt as current until such time as the defaults under the Silicon Valley Bank Loan Agreement are cured.

      In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding its products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; 5) completing sales of non-essential assets such as its land use rights in China (see Note 4); and 6) evaluating opportunities to acquire new multilayer business in our effort to significantly improve capacity utilization.

      Furthermore, in June and July 2003, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs. Working capital consumed $7.3 million of a total $7.9 million used by operations during the first six months of fiscal 2004. Growth in our China operations (58% revenue growth in the second quarter year over year) continues to require working capital. The Company is pursuing standalone financing for its China operations. This will likely include alternative term financing for equipment and a working capital line to support continued growth. In addition, management continues to evaluate alternative opportunities to improve its liquidity. Management believes that its cash on hand and cash expected to be generated during fiscal 2004 will be sufficient to enable it to meet its financing and operating obligations through at least December 2004.

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


                                  December 28,      June 30,
                                      2003            2003

      Raw materials               $ 8,853,908     $ 7,736,473
      Work in process               9,337,455       8,285,396
      Finished goods                4,417,573       4,034,733
                                  -----------     -----------

      Total cost                   22,608,936      20,056,602
      Reserve for obsolescence     (2,754,694)     (2,973,724)
                                  -----------     -----------
      Inventory, net              $19,854,242     $17,082,878
                                  ===========     ===========

3.    Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                            December 28,       June 30,
                                                2003             2003

      Land and land improvements            $    589,872     $    589,872
      Buildings                               18,543,295       18,543,295
      Machinery and equipment                 63,398,176       59,625,945
      Leasehold improvements and other         6,500,049        6,321,658
      Construction in progress                 1,899,597        4,591,458
                                            ------------     ------------

      Total cost                              90,930,989       89,672,228
      Less: accumulated depreciation         (45,815,637)     (42,779,012)
                                            ------------     ------------
      Property, plant and equipment, net    $ 45,115,352     $ 46,893,216
                                            ============     ============

4.    Intangible Assets
      -----------------

      Intangible assets consisted of:


                                  December 28,     June 30,
                                      2003           2003

      Land use rights               $      -      $1,145,784
      Patents                         58,560          58,560
                                    --------      ----------

      Total cost                      58,560       1,204,344
      Accumulated amortization       (24,350)        (74,339)
                                    --------      ----------

      Intangible assets, net        $ 34,210      $1,130,005
                                    ========      ==========

      In July 2003, Parlex Interconnect executed an agreement to sell its land use rights in China for approximately $1.2 million. The Company received a deposit of approximately $1.0 million in August 2003 and the balance in December 2003. The sale was recorded in the quarter ending December 28, 2003, and resulted in a gain of approximately $87,000 which is included in operating loss for the six months ending December 28, 2003.

      The Company has reassessed the remaining useful lives of the intangible assets at December 28, 2003 and determined the useful lives are appropriate in determining amortization expense.
      Amortization expense for the six months ended December 28, 2003 and December 29, 2002 was $3,181 and $15,202, respectively.

5.    Other Assets
      ------------

      Other assets consisted of:


                                                                                     December 28,     June 30,
                                                                                         2003           2003

      Deferred loss on sale-leaseback of Poly-Flex Facility, net                     $1,224,988      $1,362,370
      Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)       361,700         203,353
      Deferred financing costs on the Loan Security Agreement (see Note 7)              192,269         138,081
      Deferred financing costs on Convertible Subordinated Note (see Note 7)            623,821               -
      Other                                                                             160,470          48,019
                                                                                     ----------      ----------
      Total cost                                                                      2,563,248       1,751,823
      Less accumulated amortization                                                    (128,642)         (1,762)
                                                                                     ----------      ----------
      Total, net                                                                     $2,434,606      $1,750,061
                                                                                     ==========      ==========

      Deferred Loss on Sale Leaseback of Poly-Flex Facility - In June 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island for a total purchase price of $3,000,000 in cash. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company recorded no immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets on the consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $137,000 for the six months ended December 28, 2003.

      Amortization of deferred financing costs was $127,000 for the six months ended December 28, 2003.

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

      The following is a summary of the facility exit costs activity during the six months ended December 28, 2003:


                                                                                                     Facility
                                        Facility                   FY 2004 Activity                 Exit Costs
                                       Exit Costs      ----------------------------------------       Accrued
                                         Accrued          Cash          Asset         Change       December 28,
                                      June 30, 2003     Payments     Write-offs    in Estimates        2003
                                      -------------     --------     ----------    ------------    ------------

      Lease costs                       $439,855       $(229,644)      $    -         $13,499        $223,710
      Facility refurbishment costs       143,666               -            -               -         143,666
                                        --------       ---------       ------         -------        --------
      Total                             $583,521       $(229,644)      $    -         $13,499        $367,376
                                        ========       =========       ======         =======        ========

      Lease costs of $229,644 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period July 1, 2003 through December 28, 2003, were paid and charged to the facility exit costs accrual. The accrued facility exit costs at December 28, 2003 represent six months of lease payments and the estimated costs to refurbish the facility at the early lease termination date. The Company expects the balance of accrued facility exit costs at December 28, 2003 to be paid within the next six months.

7.    Indebtedness
      ------------

      Long-term debt consisted of:


                                                                  December 28,     June 30,
                                                                      2003           2003

      Loan and security agreement                                 $ 4,176,726     $ 3,306,150
      Parlex Shanghai term notes                                    3,142,397       2,175,645
      Parlex Interconnect term note                                 3,000,000       3,800,000
      Finance obligation on sale-leaseback of Methuen Facility      5,248,410       5,333,597
      Convertible subordinated notes                                4,145,597               -
                                                                  -----------     -----------

      Total long-term debt                                         19,713,130      14,615,392

      Less current portion                                         10,672,263       3,813,117
                                                                  -----------     -----------

      Long-term debt - net                                        $ 9,040,867     $10,802,275
                                                                  ===========     ===========

      Loan and Security Agreement (the "Loan Agreement") - The Company executed a Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided the Company's bank with a secured interest in substantially all of its assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants which, among other things, require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

      On September 23, 2003, the Company executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.0% at December 28, 2003) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amended the financial covenants. At December 28, 2003, the Company had available borrowing capacity under the Loan Agreement of $2,566,000. Since the available borrowing capacity exceeded $750,000 at December 28, 2003, none of the Company's cash balance was subject to restriction at December 28, 2003. As of December 28, 2003, the Company was not in compliance with certain Loan Agreement financial covenants. The Company has received a waiver from the bank for its non-compliance at December 28, 2003. The bank has continued to allow the Company to borrow against the Loan Agreement. The Company is currently negotiating an amendment to the terms of the Loan Agreement to modify certain of the Loan
      Agreement's restrictive covenants.   The proposed amendment shall
      remove the fixed charge coverage ratio from the Loan Agreement and shall require us to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The interest rate on all obligations due to Silicon Valley Bank shall be increased to Prime (as defined in the Loan Agreement) plus 2%, but may be subsequently decreased upon the Company reporting positive operating or net income. The Company expects to execute the amendment during the third quarter of fiscal 2004. In addition, due to the cross-default provisions contained in its Citic Ka Wah Bank Loan Agreement, the Company has classified such debt as current until such time as the defaults under the Silicon Valley Bank Loan Agreement are cured.

      The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement should be classified as current liabilities in the accompanying condensed consolidated balance sheet as of December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowings are:
      1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

      Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of December 28, 2003. The note replaced a similar short-term note that terminated on August 22, 2003. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.3 million at December 28, 2003. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31%. Amounts outstanding under this note short-term note total $605,000 as of December 28, 2003. On

      January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million and bearing interest at 5.31%.

      Parlex Interconnect Term Note - In June 2002, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC. The CITIC Loan Agreement contains certain restrictive covenants and a cross-default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event the Company defaults on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, the Company's subsidiary, Parlex Asia Pacific Ltd., and the Company have provided a guarantee of the payment of this loan. Under the provisions of its guarantee, the Company is required to comply with certain financial covenants. At September 28, 2003, the Company was not in compliance with the financial covenants of the guarantee.

      Effective October 8, 2003, CITIC executed the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. Amounts outstanding as of December 28, 2003 totaled $3,000,000. The Guarantee Agreement Amendment modified the restrictive financial covenants with Parlex consisting of Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. The Company was in compliance with its amended financial covenants under the CITIC Loan Agreement, as amended, as of December 28, 2003. Certain cross-default provisions contained in the CITIC
      Loan Agreement, however, have required the Company to classify the outstanding amounts under this loan agreement as current, until such time as the default under the Silicon Valley Loan Agreement is cured.

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

      Convertible Subordinated Notes - On July 28, 2003, Parlex sold an aggregate $6,000,000 of its 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to refinance amounts borrowed under the Company's Loan and Security Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

      The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued interest by the 'Initial Conversion Price' (a defined term) which was established at $8.00 per share.

      Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Company has concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative.
      The Company recorded accrued interest payable on the Notes of $101,703 within stockholders' equity at December 28, 2003, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share at December 28, 2003, the Company issued 9,348 shares of common stock in October 2003 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in January 2004 as payment for interest accrued in the second quarter.

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

8.    Stockholders' Equity
      --------------------

      The Company issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at December 28, 2003:


                                    Weighted-Average
      Fiscal Year       Number          Exercise         Expiration
        Granted      Outstanding          Price             Date
      -----------    -----------    ----------------     ----------

         2003           25,000           $6.89          June 10, 2008
         2004          225,000            8.00          July 28, 2007
         2004           22,500            8.00          July 28, 2008
                       -------           -----

         Total         272,500           $7.90
                       =======           =====

      Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to the bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which has been recorded as deferred financing costs and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the three and six months ended December 28, 2003 was $12,600 and $25,100, respectively.

      In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase an aggregate of 322,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $104,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as original issuance discount recorded against the carrying value of the Notes. The original issue discount is being amortized to interest expense over the 4-year life of the Notes. Amortization expense for the three and six months ended December 28, 2003 was $69,900 and $116,500, respectively.

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

      Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted loss per share would have been as follows:


                                                            Three Months Ended                         Six Months Ended
                                                  December 28, 2003    December 29, 2002    December 28, 2003    December 28, 2002

Net loss - as reported                               (1,927,234)          (9,900,045)          (4,014,265)         (11,291,160)
Add stock-based compensation expense
 included in reported net loss                                -                    -                    -                    -
Deduct stock-based compensation expense
 determined under the fair-value method                (171,000)            (191,600)            (362,000)            (383,600)
Net loss - pro forma                                 (2,098,234)         (10,091,645)          (4,376,265)         (11,674,760)
                                                     ----------          -----------           ----------          -----------

Basic and diluted loss per share - as reported       $    (0.30)         $     (1.57)          $    (0.63)         $     (1.79)
Basic and diluted loss per share - pro forma         $    (0.33)         $     (1.60)          $    (0.69)         $     (1.85)

      The fair values of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                                 Three Months Ended    Three Months Ended
                                                 December 28, 2003     December 29, 2002

      Average risk-free interest rate                   2.5%                  2.6%
      Expected life of option grants                  3.5 years             3.5 years
      Expected volatility of underlying stock            72%                   67%
      Expected dividend rate                            None                  None

      The following table presents combined activity for stock options for the three and six months ended December 28, 2003:


                                                    Three Months Ended December 28, 2003    Six Months Ended December 28, 2003
                                                                         Weighted-                              Weighted-
                                                           Shares         Average                 Shares         Average
                                                           Under         Exercise                 Under         Exercise
                                                           Option          Price                  Option          Price

      Outstanding options at beginning of period          580,275         $12.60                 507,775         $13.26
        Granted                                             3,000           8.62                  85,000           8.40
        Surrendered                                       (18,250)         13.08                 (27,750)         12.70
        Exercised                                               -              -                       -              -
                                                          -------         ------                 -------         ------

      Outstanding options at end of period                565,025         $12.56                 565,025         $12.56
                                                          =======         ======                 =======         ======

      Exercisable options at end of period                343,025         $13.84                 343,025         $13.84

      Weighted average fair value of options
       granted during the period                                          $ 4.49                                 $ 4.45

      The following table presents weighted average price and life information about significant option groups outstanding and exercisable at December 28, 2003:


                                   Options Outstanding               Options Exercisable
                         ----------------------------------------    --------------------
                                         Weighted-
                                          Average       Weighted-               Weighted-
                                         Remaining       Average                 Average
          Exercise          Number      Contractual     Exercise                Exercise
           Prices        Outstanding    Life (Years)      Price      Number       Price

      $ 3.60 - $ 7.20       12,000           1.4         $ 6.05       12,000     $ 6.05
        7.21 -  10.80      132,000           9.1           9.06       41,250      10.23
       10.81 -  14.40      289,275           7.3          12.17      158,525      12.34
       14.41 -  18.00       66,250           5.5          16.18       66,250      16.18
       18.01 -  21.60       63,500           3.8          18.78       63,500      18.78
       21.61 -  25.20        2,000           6.4          22.00        1,500      22.00
                           -------           ---         ------      -------     ------
      $ 3.60 - $25.20      565,025           7.0         $12.56      343,025     $13.84
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

      The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its recent history of operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at December 28, 2003. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Loss Per Share
      --------------

      Basic loss per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

      The loss utilized to calculate loss per share for the three months ended December 28, 2003 and December 29, 2002 was equal to the reported net loss for each period.

      The reconciliation between shares used for computation of basic and dilutive income per share is as follows:


                                                            Three Months Ended               Six Months Ended
                                                       December 28,    December 29,    December 28,    December 29,
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------

      Shares for basic computation                      6,331,148       6,306,579       6,321,734       6,304,897
      Effect of dilutive stock options and warrants             -               -               -               -
                                                        ---------       ---------       ---------       ---------

      Shares for dilutive computation                   6,331,148       6,306,579       6,321,734       6,304,897
                                                        =========       =========       =========       =========

      Antidilutive shares were not included in the per-share calculations for the six months ended December 28, 2003 and December 29, 2002 due to the reported net losses for those periods. Antidilutive shares totaled approximately 838,000 and 573,000 for the six months ended December 28, 2003 and December 29, 2002, respectively. All antidilutive shares relate to outstanding stock options except for 272,500 anti-dilutive shares at December 28, 2003 relating to warrants issued in connection with certain debt financings (see Note
      8).

13.   Comprehensive Loss
      ------------------

      Comprehensive loss for the three and six months ended December 28, 2003 and December 29, 2002 is as follows:


                                                            Three Months Ended                         Six Months Ended
                                                  December 28, 2003    December 29, 2002    December 28, 2003    December 29, 2002
                                                  -----------------    -----------------    -----------------    ------------------

      Net loss                                       $(1,927,234)         $(9,900,045)         $(4,014,265)        $(11,291,160)

      Other comprehensive (loss) income:
        Foreign currency translation adjustments         201,486               85,932              143,911              189,521
                                                     -----------          -----------          -----------         ------------

      Total comprehensive loss                       $(1,725,748)         $(9,814,113)         $(3,870,354)        $(11,101,639)
                                                     ===========          ===========          ===========         ============

      At December 28, 2003 and December 29, 2002, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

14.   Related Party Transactions
      --------------------------

      The Company purchased $886,000 of equipment during the six months ended December 29, 2002 from a company in which a then executive officer of Parlex had a financial interest. Effective February 24, 2003, the executive officer was no longer employed by the Company. As of December 28, 2003, all amounts owed for equipment purchases from this party had been paid.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 24. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

In 2003 and 2002, we were adversely affected by the economic downturn and its impact on our key customers and markets. We have incurred operating losses during these periods of $29.8 million, and have used cash to fund operations and working capital of $2.4 million during this time. We have taken certain steps to improve operating margins, including closure of facilities, downsizing of our employee base, exiting unprofitable markets, and transfer of manufacturing operations to lower cost locations, such as the People's Republic of China. In addition to transferring certain domestic manufacturing processes to lower cost international manufacturing locations, as part of our business strategy, we continue to pursue markets and customer opportunities requiring domestic manufacturing support. We believe there are strategic prospects available in the military/aerospace and medical markets that would represent a significant domestic manufacturing opportunity.

In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and in early fiscal 2004 through sale leaseback transactions of selected corporate assets and the issuance of convertible subordinated debt. As a result of the difficult environment facing us, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities. At December 28, 2003, we were not in compliance with certain financial covenants under our Loan and Security Agreement ("the Loan Agreement") with Silicon Valley Bank. We have received a waiver from the bank for our non-compliance at December 28, 2003, and we are currently negotiating an amendment to modify certain of the Loan Agreement's restrictive covenants. We believe we will be successful in obtaining reasonable amendment terms. In addition, due to cross-default provisions contained in our Citic Ka Wah Bank Loan Agreement, we have classified such debt as current until such time as defaults under the Silicon Valley Bank Loan Agreement are cured. For additional information relating to the proposed amendment, please see "Liquidity and Capital Resources", below.

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


                                                     Three Months Ended               Six Months Ended
                                                December 28,    December 29,    December 28,    December 29,
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------

Total revenues                                     100.0 %         100.0 %         100.0 %         100.0 %
Cost of products sold                               88.5 %          96.2 %          88.6 %          95.8 %
                                                   -----           -----           -----           -----

Gross profit                                        11.5 %           3.8 %          11.4 %           4.2 %
Selling, general and administrative expenses        16.8 %          16.0 %          17.8 %          14.8 %
                                                   -----           -----           -----           -----

Operating loss                                      (5.3)%         (12.2)%          (6.4)%         (10.6)%
Loss from operations before income taxes
 and minority interest                              (8.0)%         (13.3)%          (9.0)%         (11.6)%
                                                   -----           -----           -----           -----
Net loss                                            (8.2)%         (43.2)%          (9.3)%         (25.3)%
                                                   =====           =====           =====           =====

Three Months Ended December 28, 2003 Compared to Three Months Ended
-------------------------------------------------------------------
December 29, 2002
-----------------

Total Revenues. Total revenues for the three months ended December 28, 2003 were $23.6 million versus $22.9 million for the three months ended December 29, 2002. This represents an increase of $700,000 or 3%. Revenues from our China operations increased 58% year over year. These increases were brought about by continued strong revenues in the computer and peripheral market. Hewlett Packard remains our single largest customer with flex circuits for inkjet printers the primary application. Initial volume production from our new Smartcard line was completed in the quarter. Smartcard revenue for the quarter totaled approximately $400,000 with approximately 10 million circuits delivered in the month of December. We believe the electronic identification market will grow significantly over the next several quarters and as such we continue to ramp production. Year over year increases were in part offset by decreases in domestic PALFlex revenues. In February 2003 we discontinued our unprofitable domestic PALFlex business. Revenues generated from our PALFlex operations in the second quarter of fiscal 2003 were $2 million. Excluding PALFlex revenues from the prior year, total revenues for the quarter increased $2.7 million or 12%.

Second quarter revenues from our Multilayer operations continued to be disappointing. Total revenues were $800,000 lower than the same quarter of the prior year. During the quarter we completed a series of management changes which we believe will significantly strengthen our operational execution. We continue to see strong opportunities for growth in Multilayer sales particularly in the military and aerospace, medical and re-emerging telecom sectors.

Further, we believe opportunities exist for consolidation in this market and continue to evaluate solutions for increased capacity utilization.

Cost of Products Sold. Cost of products sold was $20.9 million, or 89% of total revenues, for the three months ended December 28, 2003, versus $22.0 million, or 96% of total revenues, for the three months ended December 29, 2002. Cost of products sold were favorably impacted year over year by the closing of our significantly unprofitable domestic PALFlex operations in February 2003. In addition, strong production demand in China resulted in increased capacity utilization and corresponding gross margin improvements. China gross margins increased from 11% to 19% year over year. Margins in China were however unfavorably impacted by initial production ramp on our new Smartcard manufacturing line. We anticipate a rapid production ramp to continue thoughout fiscal 2004 with breakeven on this business to be reached in the March or April 2004 timeframe. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our Multi-Layer business, primarily in the military and medical markets, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, are anticipated to improve margins in fiscal 2004. To date we have been disappointed with the slow growth in our Multi-Layer business. We are currently evaluating opportunities to acquire new business in an effort to significantly improve capacity utilization.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations. A large portion of the final assembly, inspection, and test procedures previously performed in our Methuen, Massachusetts and Salem, New Hampshire facilities are now performed in Mexico. Moreover, during fiscal 2003, we completed the transfer of our PALFlex operations to China. Although the transfer of manufacturing capabilities is costly, this investment is key to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.0 million for the three months ended December 28, 2003 versus $3.7 million for the comparable period in the prior year. Increases can be attributed to higher commission expense of $150,000 primarily in China, on increased sales levels, staffing of several key openings in the sales organization including Asia and the western region of the United States, $75,000, and year over year infrastructure investment in China including critical headcount additions.

Interest Income. Interest income was $2,000 for the three months ended December 28, 2003 compared to $4,000 for the three months ended December 29, 2002, and primarily consists of interest income on our cash balances.

Interest Expense. Interest expense was $665,000 for the three months ended December 28, 2003 and $223,000 for the three months ended December 29, 2002. Interest expense represents interest incurred on our short and long-term borrowings and interest expense associated with deferred compensation. Interest expense for the three months ended December 28, 2003 includes $487,000 for interest payable in common stock and amortized deferred financing costs. The deferred financing costs are associated with the sale-leaseback of our Methuen facility and sale of convertible subordinated notes

Non operating income. Non operating income was $41,000 for the three months ended December 28, 2003 versus $5,000 for the three months ended December 29, 2002. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $0 for the three months ended December 28, 2003 compared to $37,000 for the three months ended December 29, 2002. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $1.9 million in the three months ended December 28, 2003 compared to $3.1 million in the three months ended December 29, 2002.

We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 0% for the three months ended December 28, 2003 versus an effective tax rate of 225% for the three months ended December 29, 2002. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the three months ended December 28, 2003. In the prior year, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Six Months Ended December 28, 2003 Compared to Six Months Ended
---------------------------------------------------------------
December 29, 2002
-----------------

Total Revenues. Total revenues for the six months ended December 28, 2003 were $43.3 million versus $44.6 million for the six months ended December 29, 2002. This represents a decrease of $1.3 million or 3%. This decrease is primarily attributable to the discontinuation of our unprofitable domestic PALFlex operation. Excluding PALFlex revenues from both years, total revenues increased by approximately $3.8 million or 9% in the first six months of fiscal 2004.

Strong revenues were recorded in our China operations for the first six months of fiscal 2004. China sales increased to 40% of the Company's total revenues versus 27% for the first six months of fiscal 2003. Foreign sourced revenues increased to 50% of total revenues for the first six months of fiscal 2004. China revenue increases, $5.1 million, were driven by strong sales in the computer peripheral, wireless telecom, automotive, and electronic identification markets. Polymer thick film revenues increased $500,000 over the same period of the prior year with growth occurring primarily in the medical and appliance markets. Revenue increases were in part offset by decreases which occurred in our Multilayer, $800,000, and Laminated Cable operations, $900,000. Our Laminated Cable operations experienced solid recovery in the second quarter after disappointing soft North American demand in the first quarter of fiscal 2004.

Cost of Products Sold. Cost of products sold was $38.3 million, or 89% of total revenues, for the six months ended December 28, 2003, versus $42.7 million, or 96% of total revenues, for the six months ended December 29, 2002. Cost of products sold were favorably impacted year over year by the closing of our significantly unprofitable domestic PALFlex operations in February 2003. In addition, increases in capacity utilization in China resulted in further margin improvements. Gross margins in China were 19% for the first six months of fiscal 2004 versus 8% for the comparable period of the prior year. Polymer thick film gross margins were essentially flat year over year at 17%. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our Multi-Layer business, primarily in the military and medical markets, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, are anticipated to improve margins in fiscal 2004. We continue to drive operational improvements which we believe will reduce breakeven revenue levels. These include yield and process improvement programs as well as raw material cost reduction initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.7 million for the six months ended December 28, 2003 versus $6.6 million for the comparable period in the prior year. Due to the reorganization of our sales force in mid-2002 and the staffing of several open regional positions in fiscal 2003, headcount related selling expenses increased $200,000 in the first six months of fiscal 2004. Commission expenses increased $300,000, primarily in China. Commissions were lower in the first six months of fiscal 2003 as no commissions were paid on a significant portion of sales deemed a Corporate account. Further, in the first quarter of fiscal 2003, the Company reduced its reserves for bad debts by approximately $360,000. We believe our reserves for bad debts to be adequate at December 28, 2003 and have historically experienced few bad debt write-offs. Remaining increases in administrative expenses includes sales tax, $100,000, China infrastructure investment, $150,000, and continued growth in public company costs, $100,000.

Interest Income. Interest income was $7,000 for the six months ended December 28, 2003 compared to $11,000 for the six months ended December 29, 2002, and primarily consists of interest income on our cash balances.

Interest Expense. Interest expense was $1.2 million for the six months ended December 28, 2003 and $427,000 for the six months ended December 29, 2002. Interest expense represents interest incurred on our short and long-term borrowings and interest expense associated with deferred compensation. Interest expense for the six months ended December 28, 2003 includes $891,000 for interest payable in common stock and amortized deferred financing costs. The deferred financing costs are associated with the sale-leaseback of our Methuen facility and sale of convertible subordinated notes

Non operating income. Non operating income was $52,000 for the six months ended December 28, 2003 versus $5,000 for the six months ended December 29, 2002. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $218 for the six months ended December 28, 2003 compared to $65,000 for the six months ended December 29, 2002. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $3.9 million in the six months ended December 28, 2003 compared to $5.2 million in the six months ended December 29, 2002. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 0% for the six months ended December 28, 2003 versus an effective tax rate of 118% for the six months ended December 29, 2002. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the six months ended December 28, 2003. In the prior year, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of December 28, 2003, we had approximately $1.6 million in cash and cash equivalents.

Net cash used by operations during the six months ended December 28, 2003 was $7.9 million. Net operating losses of $4.0 million after adjustment for minority interest, interest payable in common stock, gain on sale of land use rights, depreciation and amortization, used $611,000 of operating cash and $7.3 million for our working capital requirements. Cash used for working capital included accounts receivable increases of $4.5 million and inventory increases of $2.7 million.

Net cash provided by investing activities was $971,000 for the six months ended December 28, 2003. This included $1.2 million for the sale of our Chinese land use rights offset with funds used to purchase capital equipment and other assets. As of December 28, 2003, we have an additional $550,000 of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to enhance cash flows and maintain compliance with restrictive covenants under our Loan Agreement. Cash provided by financing activities was $7.0 million for the six months ended December 28, 2003 including net proceeds of $5.5 million from the sale of our convertible subordinated notes and $1 million, which represents the net repayments and borrowings on our bank debt. The bank borrowings include $22.2 million from our primary lender, Silicon Valley Bank, and $2.1 million from our

Parlex Shanghai lender. Payments include $21.4 million to Silicon Valley Bank and $1.1million to retire two of Parlex Shanghai's local short-term bank notes. In December 2003, one of the note holders of our convertible debt exercised 100% of their warrants to purchase Parlex common stock. The warrants were exercisable at $8.00 per share of common stock. The Company received proceeds totaling $600,000 upon notice of exercise of warrants and subsequently in January 2004 issued 75,000 shares of Parlex common stock.

Loan and Security Agreement (the "Loan Agreement") - We executed a Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided the bank with a secured interest in substantially all of our assets. We may borrow up to $10,000,000, based on a borrowing base of eligible account receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces our availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants which, among other things, require us to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, we executed a Loan Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increases the interest rate on borrowings to the bank's prime rate (4.0% at December 28, 2003) plus 1.5% (decreasing to prime plus 0.75% after one quarter of positive operating income and to prime plus 0.25% after two quarters of positive net income, respectively) and amends the financial covenants. At December 28, 2003, we had available borrowing capacity under the Loan Agreement of $2,566,000. Since the available borrowing capacity exceeded $750,000 at December 28, 2003, none of our cash balance was subject to restriction at December 28, 2003. As of December 28, 2003, we were not in compliance with the Loan Agreement financial covenants, as modified by the Modification Agreement. We have received a waiver from the bank for our non-compliance at December 28, 2003.The bank has continued to allow us to borrow against the Loan Agreement. We are currently negotiating an amendment to modify certain of the Loan Agreement's financial covenants. The proposed amendment shall remove the fixed charge coverage ratio from the Loan Agreement and shall require us to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The interest rate on all obligations due to Silicon Valley Bank shall be increased to Prime (as defined in the Loan Agreement) plus 2%, but may be subsequently decreased upon our reporting positive operating or net income. We expect to execute the amendment during the third quarter of fiscal year 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement should be classified as current liabilities in the accompanying condensed consolidated balance sheets as of December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowings are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of December 28, 2003. The note replaced a similar short-term note that terminated on August 22, 2003. On March 7, 2003, Parlex Shanghai entered into a short-term bank note, due February 25, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.3 million at December 28, 2003. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31%. Amounts outstanding under this note short-term note total $605,000 as of December 28, 2003. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million and bearing interest at 5.31%.

Parlex Interconnect Term Note - In June 2002, Parlex Interconnect executed the $5,000,000 CITIC Loan Agreement with CITIC. The CITIC Loan Agreement contains certain restrictive covenants and a cross default provision that would permit the lender to accelerate the repayment of Parlex Interconnect's obligation under the CITIC Loan Agreement in the event of our default on other financing arrangements. As a condition of the approval of this CITIC Loan Agreement, our subsidiary, Parlex Asia Pacific Ltd., and we have provided a guarantee of the payment of this loan. Under the provisions of the guarantee, we are required to comply with certain financial covenants.

Effective October 8, 2003, CITIC entered into the CITIC Loan Agreement Amendment with Parlex Interconnect, and the Guarantee Agreement Amendment with us. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. Amounts outstanding as of December 28, 2003 totaled $3,000,000. The Guarantee Agreement Amendment modified certain restrictive financial covenants with us such as Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. We are in compliance with the financial covenants of the CITIC Loan Agreement, as amended, as of December 28, 2003. Certain cross-default provisions contained in the CITIC Loan Agreement, however, have required us to classify the outstanding amounts under this loan agreement as current, until such time as the default under the Silicon
Valley Loan Agreement is cured.

Convertible Subordinated Notes - On July 28, 2003, we sold an aggregate $6,000,000 of our 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. We received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to refinance amounts borrowed under our Loan and Security Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued interest by the 'Initial Conversion Price' (a defined term) which was established at $8.00 per share.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $101,703 within stockholders' equity at December 28, 2003, as the interest is required to be paid in the form of common stock. Based on the conversion price of $8.00 per common share at December 28, 2003, we issued 9,348 shares of common stock in October 2003 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in January 2004 as payment for interest accrued in the second quarter.

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

Land Use Rights - In July 2003, Parlex Interconnect executed an agreement to sell its land use rights in China for approximately $1.2 million. We received approximately $1.0 million in cash in August 2003 and the balance in December 2003. The sale was recorded in the quarter ending December 28, 2003 and resulted in a gain of approximately $87,000, which is included in operating loss for the six months ending December 28, 2003.

Throughout fiscal 2003, we took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows and return to profitability. Our plans include the following actions: 1) continuing to consolidate of some of our manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to our lower cost international manufacturing operations, particularly those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; 5) completing sales of non-essential assets such as our land use rights in China.; 6) evaluating opportunities to acquire new multilayer business in an effort to significantly improve capacity utilization.

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

We are subject to the effects of general global economic and market conditions. Our operating results have been materially adversely affected as a result of recent unfavorable economic conditions and reduced electronics industry spending on both a domestic and worldwide basis. Though we have experienced some general market spending improvement during the past quarter, should market conditions not continue to improve, our business, results of operations or financial condition could continue to be materially adversely affected.

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. At December 28, 2003, we were not in compliance with certain financial covenants in our Silicon Valley Bank Loan Agreement. We cannot be certain our lenders will grant us waivers or execute amendments or modifications on terms which are satisfactory to us. If such waivers are not received, our debt is immediately callable.

At December 28, 2003, we were not in compliance with certain financial covenants under our Loan Agreement with Silicon Valley Bank. We have received a waiver for such technical default. We are currently negotiating, and believe we will be successful in obtaining, reasonable amendment terms to modify certain restrictive covenants. Our loan agreement with CITIC Ka Wah Bank contains cross-default provisions that make such debt immediately callable in the event we are not in compliance with our Silicon Valley Bank Loan Agreement covenants. Although we do not believe either Silicon Valley Bank or CITIC Ka Wah Bank will exercise any right it may have to immediately call our debt, we cannot guarantee that they will not do so. For additional information regarding these matters, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

We incurred net losses in the recently completed six months ended December 28, 2003, as well as in fiscal years 2003, 2002 and 2001. We had net losses of $4.0 million in the six months ended December 28, 2003, $19.5 million for 2003, $10.4 million for 2002 and $6.2 million for 2001. Our operations may not be profitable in the future.

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

We have completed two acquisitions in the past five years and we may acquire additional businesses that could complement or expand our business. Acquired businesses may not generate the revenues or profits that we expect and we may find that they have unknown or undisclosed liabilities. In addition, if we do make acquisitions, we will face a number of other risks and challenges, including: the difficulty of integrating dissimilar operations or assets; potential loss of key employees of the acquired business; assimilation of new employees who may not contribute or perform at the levels we expect; diversion of management time and resources; and additional costs associated with obtaining any necessary financing.

These factors could hamper our ability to receive the anticipated benefits from any acquisitions we may pursue, and could adversely affect our financial condition and our stock price.

The additional expenses and risks related to our existing international operations, as well as any expansion of our global operations, could adversely affect our business.

We own a 90.1% equity interest in our investment in China, Parlex Shanghai, which manufactures and sells flexible circuits. We also operate a facility in Mexico for use in the finishing, assembly and testing of flexible circuit and laminated cable products. We have a facility in the United Kingdom where we manufacture polymer thick film flexible circuits and polymer thick film flexible circuits with surface mounted components and intend to introduce production of laminated cable within the next year. We will continue to explore appropriate expansion opportunities as demand for our products increases.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 23 patents issued and have 14 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

We also have a $10,000,000 Loan Agreement that bears interest at our lender's prime rate plus 1.5%. The prime rate is affected by changes in market interest rates. As of December 28, 2003, we have an outstanding balance under our Loan Agreement of $4,177,000. We have the option to repay borrowings at anytime without penalty and therefore believe that our market risk is not material. A 10% change in interest rates would impact annual interest expense by approximately $23,000. We do not consider this to be material or significant.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of December 28, 2003, of approximately $14.6 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of December 28, 2003 of approximately $5.4 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of December 28, 2003, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately $6.1 million. As of December 28, 2003, Poly-Flex Circuits Limited had no outstanding debt.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 28, 2003. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

As of the period ended June 30, 2003, we noted deficiencies in our disclosure controls and procedures. The deficiencies related a failure to adhere to certain corporate policies and procedures specifically relating to the shipment of product under certain conditions. We believe this has not had any material impact on our consolidated financial statements, however, we have taken steps to detect and correct these deficiencies. We have communicated our revenue recognition policy to our financial and management employees and we perform end of reporting period transaction reviews to ensure proper sales cut-off. Management continues to evaluate systems and procedural changes that will prevent such sales from being recognized initially.

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 28, 2003, our management determined that borrowings under the Loan Agreement with Silicon Valley Bank should have been classified as short-term on the condensed consolidated balance sheet. The Company is considering whether any changes to enhance the Company's internal processes are warranted.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 3.  Defaults Upon Senior Securities
----------------------------------------

As of September 28, 2003, we were not in compliance with certain financial covenants under our guarantee of Parlex Interconnect's debt to CITIC. As of September 28, 2003, the outstanding balance owed to CITIC under the guarantee was approximately $3,800,000. Although the bank could have called for early repayment of the debt, no such demand was made. Effective October 8, 2003, CITIC entered into an Amendment to the Loan Agreement with Parlex Interconnect and an Amendment to the Guarantee Agreement with us. As a result of the execution of the amendment to the Loan Agreement and the amendment to the Guarantee Agreement, we are as of December 28, 2003 in compliance with the revised financial covenants of our loan agreement with CITIC.

As of December 28, 2003, we were not in compliance with our fixed charge financial covenant under our Loan Agreement with Silicon Valley Bank, as amended by our Modification Agreement with the bank. Although the bank could have called for early repayment of the debt, no such demand was made. We have received a waiver from the bank for our non-compliance at December 28, 2003, and we are currently negotiating an amendment to modify certain of the restrictive covenants under the Loan Agreement, as amended. In addition, due to cross-default provisions contained in our agreement with Citic Ka Wah Bank, we are in technical default under such agreement until such time as the defaults under the Silicon Valley Bank Loan Agreement are cured.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

(a) The Annual Meeting of Stockholders was held on November 25, 2003. There was no solicitation in opposition to management's nominees as listed in our proxy statement and all such nominees were elected as Class III directors for a three-year term.

(b) At the Annual Meeting, stockholders elected the following Class III directors whose terms expire in 2006:

      Name                  For          Authority Withheld

      Herbert W. Pollack    5,836,045    27,310
      Sheldon Buckler       5,821,445    41,910

The following directors' terms continued after the 2003 Annual Meeting:
Peter J. Murphy, Lester Pollack, Richard W. Hale, Lynn J. Davis and Russell
D. Wright.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits - See Exhibit Index to this report.

      (b) Reports on Form 8-K

      On November 12, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended September 28, 2003.

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


                                  PARLEX CORPORATION


                                  By: /s/ Peter J. Murphy
                                      -------------------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      -------------------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & CFO

                                  (Principal Accounting and Financial Officer)

                                               February 13, 2004
                                               -----------------
                                                     Date

                                EXHIBIT INDEX

EXHIBIT         DESCRIPTION OF EXHIBIT
-------         ----------------------

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