Form 10-Q
period 2004-03-28
PARLEX CORP
filed 2004-05-12
CIK 724988

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

                For the Quarterly Period Ended March 28, 2004

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____

                       ______________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

               Massachusetts                        04-2464749
               -----------------------------------------------
               (State of incorporation)            (I.R.S. ID)

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

The number of shares outstanding of the registrant's common stock as of May 3, 2004 was 6,422,810 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                 FORM 10 - Q
                                 -----------

                                    INDEX
                                    -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets - March 28, 2004 and
         June 30, 2003                                                   3

         Condensed Consolidated Statements of Operations - Three and
         Nine Months Ended March 28, 2004 and March 30, 2003             4

         Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended March 28, 2004 and March 30, 2003                  5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     32

Item 4.  Controls and Procedures                                        33

Part II - Other Information

Item 3.  Defaults Upon Senior Securities                                34

Item 6.  Exhibits and Reports on Form 8-K                               34

Signatures                                                              35

Exhibit Index                                                           36

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
ASSETS                                        March 28, 2004    June 30, 2003

CURRENT ASSETS:
  Cash and cash equivalents                    $  2,241,944     $  1,513,523
  Accounts receivable - net                      16,991,098       13,835,589
  Inventories - net                              19,985,583       17,082,878
  Refundable income taxes                           134,605          279,381
  Deferred income taxes                             313,109          313,109
  Other current assets                            2,640,726        2,077,409
                                               ------------     ------------

      Total current assets                       42,307,065       35,101,889
                                               ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET              45,214,127       46,893,216

INTANGIBLE ASSETS - NET                              33,478        1,130,005

GOODWILL - NET                                    1,157,510        1,157,510

OTHER ASSETS - NET                                2,223,049        1,750,061
                                               ------------     ------------

TOTAL                                          $ 90,935,229     $ 86,032,681
                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt            $ 12,961,965     $  3,813,117
  Accounts payable                               14,358,351       13,396,274
  Accrued liabilities                             4,218,453        5,170,608
                                               ------------     ------------

      Total current liabilities                  31,538,769       22,379,999
                                               ------------     ------------

LONG-TERM DEBT                                    9,737,011       10,802,275
                                               ------------     ------------

OTHER NONCURRENT LIABILITIES                      1,130,355        1,187,280
                                               ------------     ------------

MINORITY INTEREST IN PARLEX SHANGHAI                515,716          415,583
                                               ------------     ------------

COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
  Preferred stock                                         -                -
  Common stock                                      661,968          652,221
  Accrued interest payable in common stock           80,050                -
  Additional paid-in capital                     63,988,905       61,049,486
  Accumulated deficit                           (16,209,721)      (9,605,380)
  Accumulated other comprehensive income            529,801          188,842
  Less treasury stock, at cost                   (1,037,625)      (1,037,625)
                                               ------------     ------------

      Total stockholders' equity                 48,013,378       51,247,544
                                               ------------     ------------

TOTAL                                          $ 90,935,229     $ 86,032,681
                                               ============     ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                  Nine Months Ended
                                               March 28, 2004    March 30, 2003    March 28, 2004    March 30, 2003
                                               --------------    --------------    --------------    -------------

REVENUES                                        $23,164,660       $19,438,542       $66,428,184       $ 64,028,080

COSTS AND EXPENSES:
  Cost of products sold                          21,267,316        21,224,242        59,597,291         63,934,553
  Selling, general and
   administrative expenses                        3,817,667         3,886,742        11,517,407         10,480,675
                                                -----------       -----------       -----------       ------------

      Total costs and expenses                   25,084,983        25,110,984        71,114,698         74,415,228
                                                -----------       -----------       -----------       ------------

OPERATING LOSS                                   (1,920,323)       (5,672,442)       (4,686,514)       (10,387,148)

INTEREST AND NON OPERATING INCOME (EXPENSE)
Interest income                                       2,031            20,426             9,052             31,404
Interest expense                                   (642,173)         (242,932)       (1,839,678)          (670,353)
Non operating income                                 33,418            23,725            94,033              9,655
Non operating expense                               (24,795)          (37,938)          (33,243)           (83,660)
                                                -----------       -----------       -----------       ------------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST                            (2,551,842)       (5,909,161)       (6,456,350)       (11,100,102)

PROVISION FOR INCOME TAXES                          (47,858)          (20,522)          (47,858)        (6,154,329)
                                                -----------       -----------       -----------       ------------

LOSS BEFORE MINORITY INTEREST                    (2,599,700)       (5,929,683)       (6,504,208)       (17,254,431)

MINORITY INTEREST                                     9,624               656          (100,133)            34,244
                                                -----------       -----------       -----------       ------------

NET LOSS                                        $(2,590,076)      $(5,929,027)      $(6,604,341)      $(17,220,187)
                                                ===========       ===========       ===========       ============

BASIC AND DILUTED LOSS PER SHARE                $     (0.40)      $     (0.94)      $     (1.04)      $      (2.73)
                                                ===========       ===========       ===========       ============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED       6,409,110         6,312,216         6,351,243          6,307,337
                                                ===========       ===========       ===========       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                          March 28, 2004    March 30, 2003
                                                                          --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $ (6,604,341)     $(17,220,187)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization of property, plant and
     equipment and intangible assets                                         4,127,103         4,929,976
    Amortization of deferred financing costs and deferred loss                 749,546                 -
    Minority interest                                                          100,133           (34,243)
    Deferred income taxes                                                            -         6,133,425
    Interest payable in common stock                                           254,948                 -
    Lost on disposition of assets - net                                              -           624,037
    Gain on sale of China land use rights                                      (86,531)                -
    Changes in current assets and liabilities:
      Accounts receivable - net                                             (2,991,203)        2,176,638
      Inventories                                                           (2,739,505)        1,854,550
      Refundable taxes                                                         144,776         1,506,700
      Other assets                                                            (819,826)          284,376
      Accounts payable and accrued liabilities                              (1,339,997)         (949,583)
                                                                          ------------      ------------
        Net cash used in operating activities                               (9,204,897)         (694,311)
                                                                          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of China land use rights                                              1,179,145                 -
  Additions to property, plant and equipment and other assets                 (484,485)       (1,487,229)
                                                                          ------------      ------------
      Net cash provided by (used in) investing activities                      694,660        (1,487,229)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                          -            52,530
  Exercise of warrants                                                         600,000                 -
  Proceeds from bank loans                                                  46,430,209        16,782,789
  Payment of bank loans                                                    (43,167,484)      (15,163,153)
  Payment of capital lease                                                      (9,104)                -
  Payment of Methuen sale-leaseback financing obligation                      (229,452)                -
  Cash received for interest on Methuen sale-leaseback note receivable          99,378                 -
  Proceeds from convertible note, net of costs                               5,472,002                 -
                                                                          ------------      ------------
        Net cash provided by financing activities                            9,195,549         1,672,166
                                                                          ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         43,109            16,358
                                                                          ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           728,421          (493,016)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,513,523         1,785,025
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  2,241,944      $  1,292,009
                                                                          ============      ============
SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease, long-term debt and
   accounts payable                                                       $  1,696,044      $    487,065
                                                                          ============      ============

Issuance of warrants in connection with issuance of convertible debt      $  1,139,252      $          -
                                                                          ============      ============
Beneficial conversion feature associated with convertible debt            $  1,035,016      $          -
                                                                          ============      ============
Interest payable in common stock                                          $    254,948      $          -
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

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 28, 2004 and the results of operations and cash flows for the nine months ended March 28, 2004 and March 30, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

      This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2003.

      As shown in the consolidated financial statements, the Company incurred net losses of $6,604,341 and $17,220,187 and used $9,204,897
      ($1.4 million which funded losses net of non-cash items and $7.8 million for working capital) and $694,311 ($5.6 million which funded losses net of non-cash items offset by $4.9 million from changes in working capital) of cash in operations for the nine months ended March 28, 2004 and March 30, 2003, respectively. In addition, the Company had an accumulated deficit of $16,209,721 at March 28, 2004. As of March 28, 2004, the Company had a cash balance of $2.2 million. At March 28, 2004, the Company was not in compliance with certain financial covenants under its Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Company has received a waiver from the bank for it non-compliance at March 28, 2004.

      In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. Moreover, management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from its domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding its products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor, general and administrative expenses; and 5) evaluating opportunities to continue to acquire additional new multilayer business in our effort to significantly improve capacity utilization.

      Furthermore, in June and July 2003, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs. Working capital consumed $7.8 million of a total $9.2 million used by operations during the first nine months of fiscal 2004.
      Growth in our China operations (67% revenue growth in the third quarter year over year) continues to require significant working capital. The Company is pursuing standalone financing for its China operations and expects that this will include alternative term financing for equipment and a working capital line to support continued growth. In addition, in May 2004 (Note 15) the Company received approximately $2.8 million from the sale of Series A convertible preferred stock. Management continues to evaluate alternative financing opportunities to improve its liquidity and to fund working capital needs. Management believes that its cash on hand including the $2.8 million raised in May 2004 and the cash expected to be generated will not be sufficient to enable the Company to meet its financing and operating obligations through June 2005 based on its current growth plans. Failure to obtain additional financing may have a material adverse impact on our operations.

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


                                         March 28,        June 30,
                                            2004            2003

      Raw materials                     $ 8,090,683     $ 7,736,473
      Work in process                     9,477,601       8,285,396
      Finished goods                      5,104,849       4,034,733
                                        -----------     -----------

      Total cost                         22,673,133      20,056,602
      Less: reserve for obsolescence     (2,687,550)     (2,973,724)
                                        -----------     -----------
      Inventory, net                    $19,985,583     $17,082,878
                                        ===========     ===========

3.    Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                                           March 28,        June 30,
                                                              2004            2003

      Land and land improvements                         $    589,872     $    589,872
      Buildings                                            18,543,295       18,543,295
      Machinery and equipment                              63,647,564       59,625,945
      Leasehold improvements and other                      6,662,821        6,321,658
      Construction in progress                              3,013,256        4,591,458
                                                         ------------     ------------

      Total cost                                           92,456,808       89,672,228
      Less: accumulated depreciation and amortization     (47,242,681)     (42,779,012)
                                                         ------------     ------------
      Property, plant and equipment, net                 $ 45,214,127     $ 46,893,216
                                                         ============     ============

4.    Intangible Assets
      -----------------

      Intangible assets consisted of:


                                        March 28,     June 30,
                                           2004         2003

      Land use rights                   $      -     $1,145,784
      Patents                             58,560         58,560
                                        --------     ----------
      Total cost                          58,560      1,204,344
      Less: accumulated amortization     (25,082)       (74,339)
                                        --------     ----------

      Intangible assets, net            $ 33,478     $1,130,005
                                        ========     ==========

      In July 2003, Parlex Interconnect executed an agreement to sell its land use rights in China for approximately $1.2 million. The Company received a deposit of approximately $1.0 million in August 2003 and the balance in December 2003. The sale was recorded in the quarter ending December 28, 2003, and resulted in a gain of approximately $87,000 which is included in operating loss for the nine months ending March 28, 2004.

      The Company has reassessed the remaining useful lives of the intangible assets at March 28, 2004 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the nine months ended March 28, 2004 and March 30, 2003 was $3,913 and $19,367, respectively.

5.    Other Assets
      ------------

      Other assets consisted of:


                                                                                March 28,       June 30,
                                                                                   2004           2003

Deferred loss on sale-leaseback of Poly-Flex Facility, net                     $1,156,297     $1,362,370
Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)       361,700        203,353
Deferred financing costs on the Loan Security Agreement (see Note 7)              192,269        138,081
Deferred financing costs on Convertible Subordinated Note (see Note 7)            632,235              -
Other                                                                              78,341         48,019
                                                                               ----------     ----------
Total cost                                                                      2,420,842      1,751,823
Less: accumulated amortization                                                   (197,793)        (1,762)
                                                                               ----------     ----------
Total Other Assets, net                                                        $2,223,049     $1,750,061
                                                                               ==========     ==========

      In June 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island for a total purchase price of $3,000,000 in cash. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company recorded no immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets - Net on the condensed consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $206,000 for the nine months ended March 28, 2004.

      Amortization of deferred financing costs was $196,000 for the nine months ended March 28, 2004.

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

      The following is a summary of the facility exit costs activity during the Nine Months ended March 28, 2004:


                                         Facility                 FY 2004 Activity                   Facility
                                        Exit Costs    ----------------------------------------      Exit Costs
                                         Accrued         Cash          Asset         Change           Accrued
                                      June 30, 2003    Payments     Write-offs    in Estimates    March 28, 2004
                                      -------------    --------     ----------    ------------    --------------

      Lease costs                        $439,855     $(329,311)      $    -         $13,499         $124,043
      Facility refurbishment costs        143,666        (3,714)           -               -          139,952
                                         --------     ---------       ------         -------         --------
      Total                              $583,521     $(333,025)      $    -         $13,499         $263,995
                                         ========     =========       ======         =======         ========

      During fiscal 2004, lease costs of $329,311 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period July 1, 2003 through March 28, 2004, were paid and charged to the facility exit costs accrual. The accrued facility exit costs at March 28, 2004 represent the remaining three months of lease payments and the estimated costs to refurbish the facility at the early lease termination date. The Company expects the balance of accrued facility exit costs at March 28, 2004 to be paid within the next three months.

7.    Long-term debt
      --------------

      Long-term debt consisted of:


                                                             March 28,       June 30,
                                                                2004           2003

Loan and security agreement                                 $ 5,231,775    $ 3,306,150
Parlex Shanghai term notes                                    7,369,731      2,175,645
Parlex Interconnect term note                                         -      3,800,000
Finance obligation on sale-leaseback of Methuen Facility      5,203,524      5,333,597
Convertible subordinated notes                                4,274,974              -
Other                                                           618,972              -
                                                            -----------    -----------

Total long-term debt                                         22,698,976     14,615,392

Less: current portion of long-term debt                      12,961,965      3,813,117
                                                            -----------    -----------

Long-term debt                                              $ 9,737,011    $10,802,275
                                                            ===========    ===========

      Loan and Security Agreement (the "Loan Agreement") - The Company executed a Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided the Company's bank with a secured interest in substantially all of its assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

      On September 23, 2003, the Company executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants.
      On February 18, 2004, the Company executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required us to report
      EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.0% at March 28, 2004) plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, the Company entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of the Company's subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and its principal subsidiaries. As of March 28, 2004, the Company was not in compliance with certain Loan Agreement financial covenants. The Company has received a waiver from the bank of its non-compliance at March 28, 2004 and the bank has continued to allow the Company to borrow against the Loan Agreement.
      At March 28, 2004, the Company had available borrowing capacity under the Loan Agreement of approximately $1,409,000. Since the available borrowing capacity exceeded $750,000 at March 28, 2004, none of the Company's cash balance was subject to restriction at March 28, 2004.

      The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 28, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowing are:
      1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

      Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of March 28, 2004. The note replaced a similar short-term note that terminated on August 22, 2003. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31%. Amounts outstanding under this short-term note total $605,000 as of March 28, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million and bearing interest at 5.31%. On February 13, 2004 and March 2, 2004 Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005 and bearing interest at 5.31%. Amounts outstanding under these short-term notes total $3.8 million. These notes replaced a similar short-term note that terminated on February 25, 2004.

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

      At September 28, 2003, the Company was not in compliance with the financial covenants of the guarantee; however, effective October 8, 2003, CITIC executed the CITIC Loan Agreement Amendment and the Guarantee Agreement Amendment. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and
      $1,000,000 is due in 2006. The Guarantee Agreement Amendment modified the restrictive financial covenants with Parlex consisting of Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. In March 2004, Parlex Interconnect retired the remaining balance of $3 million of the CITIC Loan Agreement as amended.

      Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex sold its Methuen Facility for a purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 (the "Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. Under the terms of the Purchase and Sale Agreement, Parlex simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

      As the repurchase option contained in the lease and the receipt of the Note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1,000,000 in additional cash under the terms of an Earn Out Clause will be recorded as an increase to the finance obligation as cash payments are received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

      The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued quarterly interest by the 'Initial Conversion Price' (a defined term) which was established at $8.00 per share. The initial conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations.

      Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Company has concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative.
      The Company recorded accrued interest payable on the Notes of $80,050 within stockholders' equity at March 28, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share at March 28, 2004, the Company issued a total of 22,471 shares of common stock in October 2003 and January 2004 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in April 2004 as payment for the interest accrued in the third quarter.

      The Notes contained a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes which is being amortized to interest expense over the 4-year life of the Notes.

      After two years from the date of issuance, the Company has the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After three years from the date of issuance, the holder of any of the Notes may require the Company to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued.

      A summary of the current portion of our long term debt described above is as follows:


                                                                   March 28,      June 30,
                                                                     2004           2003

      Loan and security agreement                                 $ 5,231,775    $        -
      Parlex Shanghai term notes                                    7,369,731     2,175,645
      Parlex Interconnect term note                                         -     1,300,000
      Finance obligation on sale-leaseback of Methuen Facility        360,459       337,472
                                                                  -----------    ----------

      Total current portion of long-term debt                     $12,961,965    $3,813,117
                                                                  ===========    ==========

8.    Stockholders' Equity
      --------------------

      The Company issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at March 28, 2004:


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
                       =======            =====

      Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to the bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which has been recorded as deferred financing costs and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the three and nine months ended March 28, 2004 was $12,600 and $37,700, respectively.

      In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase an aggregate of 322,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $104,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the 4-year life of the Notes. Amortization expense for the three and nine months ended March 28, 2004 was $69,900 and $186,400, respectively.

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

      Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted loss per share would have been as follows:


                                                           Three Months Ended                  Nine Months Ended
                                                    March 28, 2004    March 30, 2003    March 28, 2004    March 30, 2003

Net loss - as reported                                (2,590,076)       (5,929,027)       (6,604,341)      (17,220,187)
Deduct stock-based employee compensation expense
 determined under the fair-value method                 (158,000)         (177,000)         (520,000)         (561,000)
                                                      ----------        ----------        ----------       -----------
Net loss - pro forma                                  (2,748,076)       (6,106,027)       (7,124,341)      (17,781,187)
                                                      ==========        ==========        ==========       ===========

Basic and diluted loss per share - as reported        $    (0.40)       $    (0.94)       $    (1.04)      $     (2.73)
                                                      ==========        ==========        ==========       ===========
Basic and diluted loss per share - pro forma          $    (0.43)       $    (0.97)       $    (1.12)      $     (2.82)
                                                      ==========        ==========        ==========       ===========

      The fair values of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                                        Three Months Ended                  Nine Months Ended
                                                 March 28, 2004    March 30, 2003    March 28, 2004    March 30, 2003

      Average risk-free interest rate                  3.3%              4.0%              3.5%              4.0%
      Expected life of option grants                3.5 years         3.5 years         3.5 years         3.5 years
      Expected volatility of underlying stock          71%               78%               78%               78%
      Expected dividend rate                           None              None              None              None

      The following table presents combined activity for stock options for the three and nine months ended March 28, 2004:


                                              Three Months Ended March 28, 2004    Nine Months Ended March 28, 2004
                                                                Weighted-                            Weighted-
                                                    Shares       Average                Shares        Average
                                                     Under      Exercise                 Under       Exercise
                                                    Option        Price                 Option         Price

Outstanding options at beginning of period          565,025      $12.56                 507,775       $13.26
  Granted                                             6,000        8.39                  91,000         8.40
  Surrendered                                             -           -                 (27,750)       12.70
  Exercised                                               -           -                       -            -
                                                    -------      ------                 -------       ------

Outstanding options at end of period                571,025      $12.51                 571,025       $12.51
                                                    =======      ======                 =======       ======

Exercisable options at end of period                343,025      $13.84                 343,025       $13.84

Weighted average fair value of options
 granted during the period                                       $ 4.29                               $ 4.44

      The following table presents weighted average price and life information about significant option groups outstanding and exercisable at March 28, 2004:


                                   Options Outstanding               Options Exercisable
                         ----------------------------------------    --------------------
                                         Weighted-
                                          Average       Weighted-               Weighted-
                                         Remaining       Average                 Average
          Exercise          Number      Contractual     Exercise                Exercise
           Prices        Outstanding    Life (Years)      Price      Number       Price

      $ 3.60 - $ 7.20       12,000          1.2           $ 6.05      12,000      $ 6.05
        7.21 -  10.80      138,000          8.9             9.03      41,250       10.23
       10.81 -  14.40      289,275          7.1            12.17     158,525       12.34
       14.41 -  18.00       66,250          5.3            16.18      66,250       16.18
       18.01 -  21.60       63,500          3.6            18.78      63,500       18.78
       21.61 -  25.20        2,000          6.1            22.00       1,500       22.00
                           -------          ---           ------     -------      ------
       $3.60 - $25.20      571,025          6.8           $12.51     343,025      $13.84
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

      The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at March 28, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Loss Per Share
      --------------

      Basic loss per share is calculated on the weighted-average number of common shares outstanding during the year. Diluted loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

      The loss utilized to calculate loss per share for the three months ended March 28, 2004 and March 30, 2003 was equal to the reported net loss for each period.

      The reconciliation between shares used for computation of basic and dilutive income per share is as follows:


                                                         Three Months Ended         Nine Months Ended
                                                       March 28,    March 30,    March 28,    March 30,
                                                         2004         2003         2004         2003

      Shares for basic computation                     6,409,110    6,312,216    6,351,243    6,307,337
      Effect of dilutive stock options and warrants            -            -            -            -
                                                       ---------    ---------    ---------    ---------

      Shares for dilutive computation                  6,409,110    6,312,216    6,351,243    6,307,337
                                                       =========    =========    =========    =========

      Antidilutive shares were not included in the per-share calculations for the nine months ended March 28, 2004 and March 30, 2003 due to the reported net losses for those periods. Antidilutive shares totaled approximately 844,000 and 508,000 for the nine months ended March 28, 2004 and March 30, 2003, respectively. All antidilutive shares relate to outstanding stock options except for 272,500 anti-dilutive shares at March 28, 2004 relating to warrants issued in connection with certain debt financings (see Note 8).

13.   Comprehensive Loss
      ------------------

      Comprehensive loss for the three and nine months ended March 28, 2004 and March 30, 2003 is as follows:


                                                     Three Months Ended                  Nine Months Ended
                                              March 28, 2004    March 30, 2003    March 28, 2004    March 30, 2003
                                              --------------    --------------    --------------    --------------

Net loss                                       $(2,590,076)      $(5,929,027)      $(6,604,341)      $(17,220,187)

Other comprehensive (loss) income:
  Foreign currency translation adjustments         197,048           (87,566)          340,959            101,955
                                               -----------       -----------       -----------       ------------

Total comprehensive loss                       $(2,393,028)      $(6,016,593)      $(6,263,382)      $(17,118,232)
                                               ===========       ===========       ===========       ============

14.   Related Party Transactions
      --------------------------

      The Company purchased $580,000 of equipment during the nine months ended March 30, 2003 from a company in which a then executive officer of Parlex had a financial interest. Effective February 24, 2003, the executive officer was no longer employed by the Company. As of March 28, 2004, all amounts owed for equipment purchases from this party had been paid.

15.   Subsequent Event
      ----------------

      Subsequent to March 28, 2004, the Company entered into the following transactions in order to provide additional capital to fund its operating losses and working capital requirements:

      Sale of Our Series A Convertible Preferred Stock and Related Warrants
      - On May 7, 2004, the Company entered into multiple Stock and Warrant Purchase Agreements (the "Agreements") pursuant to which it sold an aggregate $3,100,000 of its Series A Convertible Preferred Stock (the "Preferred Stock") with attached warrants (the "Warrants") to several investors. The Company received net proceeds of approximately $2.8 million from the transaction, after deducting approximately $300,000 in finders' fees and other transaction expenses. Proceeds from the sale will be used to fund working capital requirements. The Preferred Stock provides for an annual fixed dividend of 8.25%, payable quarterly in shares of the Company's common stock or in cash, at its sole discretion. In the event the Company decides not to redeem the shares three years from the issuance date (as discussed below), the dividend rate payable on the Preferred Stock shall be increased to 14%.

      One share of Preferred Stock may be converted at any time by the investors, in whole or in part, into ten (10) shares of Common Stock (the "Conversion Shares"). If the closing price of the Company's Common Stock exceeds 150% of the initial conversion price (initially fixed at $8.00 per share), for twenty (20) consecutive trading days, then all outstanding shares of Preferred Stock shall be automatically converted into Common Stock. After three years from the date of issuance, the Company has the right to redeem, in its sole discretion, all, but not less than all, of the Preferred Stock, at $80.00 per share (subject to adjustment) together with all accrued and unpaid dividends to the date fixed for redemption. In the event the Company elects to redeem the Preferred Stock after three years, the investors have the option to convert the shares of Preferred Stock into Conversion Shares if they so elect within twenty (20) days of receipt of notice of the Company's intent to redeem.

      In connection with the sale of the Preferred Stock, the investors also received common stock purchase warrants for an aggregate of 193,750 shares of our common stock at an initial exercise price of $8.00 per share. The Warrants are exercisable commencing November 8, 2004 and expire on May 7, 2007. The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and certain combinations.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 25. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

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

In 2003 and 2002, we were adversely affected by the economic downturn and its impact on our key customers and markets. We have incurred operating losses during these periods of $29.8 million, and have used cash to fund operations and working capital of $2.4 million during this time. We have taken certain steps to improve operating margins, including closure of facilities, downsizing of our employee base, exiting unprofitable markets, and transfer of manufacturing operations to lower cost locations, such as the People's Republic of China. In addition to transferring certain domestic manufacturing processes to lower cost international manufacturing locations, as part of our business strategy, we continue to pursue markets and customer opportunities requiring domestic manufacturing support. We believe there are strategic prospects available in the military/aerospace and medical markets that represent a significant domestic manufacturing opportunity. As evidence of our progress, the medical market two years ago represented an insignificant portion of our overall revenues. In the quarter ended March 28, 2004 medical related business accounted for 6% of overall revenues.

In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and in fiscal 2004 through sale leaseback transactions of selected corporate assets and the issuance of convertible subordinated debt and convertible preferred stock. As a result of the difficult economic environment facing us, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities. At March 28, 2004, we were not in compliance with certain financial covenants under our Loan and Security Agreement (the
"Loan Agreement") with Silicon Valley Bank. We have received a waiver from the bank for our non-compliance at March 28, 2004. For additional information relating to the proposed amendment, please see "Liquidity and Capital Resources", below.

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


                                                  Three Months Ended      Nine Months Ended
                                                March 28,    March 30,    March 28,    March 30,
                                                  2004         2003         2004         2003

Total revenues                                   100.0%       100.0%       100.0%       100.0%
Cost of products sold                             91.8%       109.2%        89.7%        99.9%
                                                 -----        -----        -----        -----

Gross profit                                       8.2%        (9.2)%       10.3%         0.1%
Selling, general and administrative expenses      16.5%        20.0%        17.3%        16.4%
                                                 -----        -----        -----        -----

Operating loss                                    (8.3)%      (29.2)%       (7.0)%      (16.3)%
Loss from operations before income taxes
 and minority interest                           (11.0)%      (30.4)%       (9.7)%      (17.3)%
                                                 -----        -----        -----        -----
Net loss                                         (11.2)%      (30.5)%       (9.9)%      (26.9)%
                                                 =====        =====        =====        =====

Three Months Ended March 28, 2004 Compared to Three Months Ended March 30, 2003
-------------------------------------------------------------------------------

Total Revenues. Total revenues for the three months ended March 28, 2004 were $23.2 million versus $19.4 million for the three months ended March
30, 2003. This represents an increase of $3.8 million or approximately 20%. Year over year revenue increases were in part offset by decreases in domestic PALFlex revenues. In February 2003 we discontinued our unprofitable domestic PALFlex business. Revenues generated from our PALFlex operations in the third quarter of fiscal 2003 were $1.1 million. Excluding PALFlex revenues from the prior year, total revenues for the quarter increased $4.9 million or 26%.

Quarterly revenues decreased approximately 2% when compared to the three months ended December 28, 2003. Traditionally, our third fiscal quarter is adversely affected by seasonal markets such as computer and peripherals. This is particularly the case in our China operations which depends heavily on revenues from these markets. Revenues from our China operations, despite increasing 67% year over year, decreased approximately $2 million compared to our second fiscal quarter. Reductions in revenue from China were largely offset by solid increases in both our multilayer and polymer thick film businesses. Multilayer revenue gains of $700,000 were almost exclusively from the military / aerospace markets where we continue to see good long term opportunities. Opportunities in the appliance and medical markets such as disposable devices have driven the polymer thick film gains. In March 2004, we began shipping a disposable glucose monitoring device we believe shows excellent near term prospects. Our North American laminated cable and prototype operations have both experienced an increase in demand reflecting a general improvement in the overall electronics market. We believe this trend should continue in the following quarter. We anticipate a strong recovery in revenues from our China operations during the fourth quarter consistent with the year over year growth we have experienced during the past nine months.

Cost of Products Sold. Cost of products sold was $21.3 million, or 92% of total revenues, for the three months ended March 28, 2004, versus $21.2 million, or 109% of total revenues, for the three months ended March 30, 2003. Cost of products sold were favorably impacted year over year by the closing of our unprofitable domestic PALFlex operations in February 2003. The re-structuring charge in the prior year included severance, asset write-offs and inventory reserves. Domestic PALFlex cost of products sold was $4.2 million on $1.1 million of revenue in the third quarter of the prior year. Margins during the quarter were adversely impacted by lower than anticipated product yield and new program start-up costs of $300,000 associated with model year changes in our China operations. Further, the short term decrease in China volume during the quarter resulted in under utilized labor costs of $100,000. We believe these issues to be resolved entering the fourth quarter. Margins continue to be unfavorably impacted by initial production ramp on our new Smartcard manufacturing line. We anticipate production volumes in the fourth quarter will result in at least breakeven from this operation. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our Multi-Layer business, primarily in the military and medical markets, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, are anticipated to improve margins. To date we have been disappointed with the slow growth in our Multi-Layer business, particularly through internal sales growth. We have recently closed a significant new opportunity which we expect will improve utilization. Under this new agreement, we will assume all manufacturing of flex and rigid flex circuits while the customer will retain finishing and assembly responsibility. Initial manufacturing will commence in June 2004. Additional sales of Multi-layer business will, however, be required in order for us to reach appropriate levels of utilization to enable this business to be profitable.

During the past year, we have made a significant investment to improve our margins through the transfer of labor intensive manufacturing operations to more cost-effective locations. A large portion of the final assembly, inspection, and test procedures previously performed in our Methuen, Massachusetts and Salem, New Hampshire facilities are now performed in Mexico. Moreover, during fiscal 2003, we completed the transfer of our PALFlex operations to China. Although the transfer of manufacturing capabilities is costly, this investment is the key to our long-term strategy for cost effective manufacturing. Although these cost reduction measures are expected to improve our gross margins, a return to profitability is predicated upon operational performance, a favorable product mix and increased sales, particularly in our Multi-Layer business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million for the three months ended March 28, 2004 versus $3.9 million for the comparable period in the prior year. Decreases can be attributed to cost containment efforts particularly in our North American operations. These decreases of $300,000 were in part offset by year over year infrastructure investment in China including critical headcount additions, general insurance premium increases and increases in professional services of approximately $185,000.

Interest Income. Interest income was $2,000 for the three months ended March 28, 2004 compared to $20,000 for the three months ended March 30, 2003, and primarily consists of interest income on our cash balances and interest earned on our short-term investments.

Interest Expense. Interest expense was $642,000 for the three months ended March 28, 2004 and $243,000 for the three months ended March 30, 2003. Interest expense represents interest incurred on our short and long-term borrowings and interest expense associated with deferred compensation. Interest expense for the three months ended March 28, 2004 includes $463,000 for interest payable in common stock and amortized deferred financing costs. The deferred financing costs are associated with the sale-leaseback of our Methuen facility and sale of convertible subordinated notes.

Non operating income. Non operating income was $33,000 for the three months ended March 28, 2004 versus $24,000 for the three months ended March 30, 2003. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $25,000 for the three months ended March 28, 2004 compared to $38,000 for the three months ended March 30, 2003. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $2.6 million in the three months ended March 28, 2004 compared to $5.9 million in the three months ended March 30, 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 2% for the three months ended March 28, 2004 versus an effective tax rate of 0% for the three months ended March 30, 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the three months ended March 28, 2004. In the prior year, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Nine Months Ended March 28, 2004 Compared to Nine Months Ended March 30, 2003
-----------------------------------------------------------------------------

Total Revenues. Total revenues for the nine months ended March 28, 2004 were $66.4 million versus $64.0 million for the nine months ended March 30, 2003. This represents an increase of $2.4 million or 4%. Increases in revenues were substantially offset by lost revenues associated with the discontinuation of our unprofitable domestic PALFlex operation. Excluding PALFlex revenues from both years, total revenues increased by approximately $8.6 million or 15% in the first nine months of fiscal 2004.

Strong revenues were recorded in our China operations for the first nine months of fiscal 2004. China sales increased to 37% of our total revenues versus 26% for the first nine months of fiscal 2003. Foreign sourced revenues increased to 48% of our total revenues for the first nine months of fiscal 2004. China revenue increases, $8.1 million, were driven by strong sales in the computer peripheral, wireless telecom, automotive, and electronic identification markets. Polymer thick film revenues increased $3.4 million over the same period of the prior year with growth occurring primarily in the medical and appliance markets. Revenue increases were in part offset by a decrease of $900,000 in our Laminated Cable operations. Our Laminated Cable operations experienced solid recovery in the second and third quarter after disappointing soft North American demand in the first quarter of fiscal 2004. Multilayer revenues were essentially flat year over year though the most recent quarter reflected solid improvement.

Cost of Products Sold. Cost of products sold was $59.6 million, or 90% of total revenues, for the nine months ended March 28, 2004, versus $63.9 million, or 100% of total revenues, for the nine months ended March 30, 2003. Cost of products sold were favorably impacted year over year by the closing of our significantly unprofitable domestic PALFlex operations in February 2003. In addition, increases in capacity utilization in China resulted in further margin improvements. Gross margins in China were 18% for the first nine months of fiscal 2004 versus 9% for the comparable period of the prior year. Polymer thick film gross margins were essentially flat year over year at 17%. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our Multi-Layer business, primarily in the military and medical markets, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, are anticipated to improve margins in the fourth quarter of fiscal 2004. We continue to focus on operational improvements within our multilayer operations which we believe will reduce breakeven revenue levels. These operational improvements include yield and process improvement programs as well as raw material cost reduction initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.5 million for the nine months ended March 28, 2004 versus $10.5 million for the comparable period in the prior year. Due to the reorganization of our sales force in mid-2002 and the staffing of several open regional positions in fiscal 2003, headcount related selling expenses increased $200,000 in the first nine months of fiscal 2004. Commission expenses increased $300,000, primarily in China where revenues have increased 49%. Commissions were lower in the first nine months of fiscal 2003 as no commissions were paid on a significant portion of sales deemed a corporate account. Further, in the first quarter of fiscal 2003, we reduced our reserves for bad debts by approximately $360,000. We believe our reserves for bad debts to be adequate at March 28, 2004 and have historically experienced few bad debt write-offs. Remaining increases in administrative expenses includes sales tax, $100,000, China infrastructure investment, $150,000, and continued growth in public company costs, $100,000.

Interest Income. Interest income was $9,000 for the nine months ended March 28, 2004 compared to $31,000 for the nine months ended March 30, 2003, and primarily consists of interest income on our cash balances and interest earned on our short-term investments.

Interest Expense. Interest expense was $1.8 million for the nine months ended March 28, 2004 and $670,000 for the nine months ended March 30, 2003. Interest expense represents interest incurred on our short and long-term borrowings and interest expense associated with deferred compensation. Interest expense for the nine months ended March 28, 2004 includes $1.4 million for interest payable in common stock and amortized deferred financing costs. The deferred financing costs are associated with the sale-leaseback of our Methuen facility and sale of convertible subordinated notes.

Non operating income. Non operating income was $94,000 for the nine months ended March 28, 2004 versus $10,000 for the nine months ended March 30, 2003. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $33,000 for the nine months ended March 28, 2004 compared to $84,000 for the nine months ended March 30, 2003. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $6.5 million in the nine months ended March 28, 2004 compared to $11.1 million in the nine months ended March 30, 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 1% for the nine months ended March 28, 2004 versus an effective tax rate of 55% for the nine months ended March 30, 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the nine months ended March 28, 2004. In the prior year, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of March 28, 2004, we had approximately $2.2 million in cash and cash equivalents.

Net cash used by operations during the nine months ended March 28, 2004 was $9.2 million. Net operating losses of $6.6 million after adjustment for minority interest, interest payable in common stock, gain on sale of land use rights, depreciation and amortization, used $1.4 million of operating cash. Working capital consumed $7.8 million of cash. Cash used for working capital included accounts receivable increases of $3.0 million, inventory increases of $2.7 million, reductions in accounts payable of $1.3 million, and $800,000 for other working capital needs.

Net cash provided by investing activities was $695,000 for the nine months ended March 28, 2004. This included $1.2 million for the sale of our Chinese land use rights offset with funds used to purchase capital equipment and other assets. As of March 28, 2004, we have an additional $1.7 million of capital equipment financed under our accounts payable that will be paid during the next quarter. We have implemented plans to control our capital expenditures in order to enhance cash flows and maintain compliance with restrictive covenants under our Loan Agreement. We estimate our capital expenditures for the remaining portion of our fiscal 2004 and fiscal 2005 to be approximately $300,000 and $2,500,000 respectively. Cash provided by financing activities was $9.2 million for the nine months ended March 28, 2004 including net proceeds of $5.5 million from the sale of our convertible subordinated notes and $3.2 million, which represents the net repayments and borrowings on our bank debt. The bank borrowings include $38.8 million from our primary lender, Silicon Valley Bank, and $7.7 million from our Parlex Shanghai lenders. Payments include $36.9 million to Silicon Valley Bank, $2.5 million to retire three of Parlex Shanghai's local short-term bank notes and $3.8 million to retire Parlex Interconnect's Citic Ka Wah Bank Loan. In December 2003, one of the note holders of our convertible debt exercised 100% of their warrants to purchase Parlex common stock. The warrants were exercisable at $8.00 per share of common stock. We received proceeds totaling $600,000 upon exercise of the warrants and subsequently in January 2004 issued 75,000 shares of Parlex common stock.

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

On September 23, 2003, we executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, we executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required us to report EBITDA of at least $ 50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.0% at March 28, 2004) plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, we entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of our subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and its principal subsidiaries. As of March 28, 2004, we were not in compliance with certain Loan Agreement financial covenants.
We have received a waiver from the bank for our non-compliance at March 28, 2004. The bank has continued to allow us to borrow against the Loan Agreement. At March 28, 2004, we had available borrowing capacity under the Loan Agreement of $1,409,000. Since the available borrowing capacity exceeded $750,000 at March 28, 2004, none of our cash balance was subject to restriction at March 28, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 28, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowing are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841%. Amounts outstanding under this short-term note total $1.2 million as of March 28, 2004. The note replaced a similar short-term note that terminated on August 22, 2003. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31%. Amounts outstanding under this short-term note total $605,000 as of March 28, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million and bearing interest at 5.31%. On February 13, 2004 and March 2, 2004 Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005 and bearing interest at 5.31%. Amounts outstanding under these short-term notes total $3.8 million. These notes replaced a similar short-term note that terminated on February 25, 2004.

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

Effective October 8, 2003, CITIC entered into the CITIC Loan Agreement Amendment with Parlex Interconnect, and the Guarantee Agreement Amendment with us. Among other matters, the CITIC Loan Agreement Amendment reduced Parlex Interconnect's total borrowing capacity from $5,000,000 to $3,800,000, established a new repayment schedule and added a restrictive financial covenant regarding EBITDA as of December 31, 2003 for Parlex Interconnect. Under the new repayment schedule, $1,300,000 is due in 2004, $1,500,000 is due in 2005 and $1,000,000 is due in 2006. The Guarantee Agreement Amendment modified certain restrictive financial covenants with us such as Current Ratio, Tangible Net Worth and Total Liabilities to Tangible Net Worth. In March 2004, Parlex Interconnect retired the $3 million balance of the CITIC term note.

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

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. Based on the conversion price of $8.00 per common share at March 28, 2004, we issued a total of 22,471 shares of common stock in October 2003 and January 2004 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in April 2004 as payment for the interest accrued in the third quarter.

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

Land Use Rights - In July 2003, Parlex Interconnect executed an agreement to sell its land use rights in China for approximately $1.2 million. We received approximately $1.0 million in cash in August 2003 and the balance in December 2003. The sale was recorded in the quarter ending December 28, 2003 and resulted in a gain of approximately $87,000, which is included in operating loss for the nine months ending March 28, 2004.

Throughout fiscal 2003, we took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce and consolidating manufacturing operations. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows and return to profitability. Our plans include the following actions: 1) continuing to consolidate some of our manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to our lower cost international manufacturing operations, particularly those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor and reduce selling, general and administrative expenses; and 5) evaluating additional opportunities to acquire new multilayer business in an effort to significantly improve capacity utilization.

In addition, in May 2004 (Note 15) we received approximately $2.8 million from the sale of Series A convertible preferred stock. We continue to evaluate alternative financing opportunities to improve our liquidity and to fund working capital needs. We believe that our cash on hand including the $2.8 million raised in May 2004 and the cash expected to be generated will not be sufficient to enable us to meet our financing and operating obligations through June 2005 based on our current growth plans. Moreover, we may require additional and/or alternative external financing to repay or refinance our existing financing obligations. We believe that we will be able to obtain new external financing. However, there can be no assurance that we will be successful in obtaining such new external financing. Failure to obtain additional financings may have a material adverse impact on our operations.

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

If we cannot obtain additional financing when needed, we may experience a material adverse impact on our operations.

We may need to raise additional funds either through borrowings or further equity financings. We may not be able to raise additional capital on reasonable terms, or at all. If we cannot raise the required funds when needed, we may experience a material adverse impact on our operations.

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

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. At March 28, 2004, we were not in compliance with certain financial covenants in our Silicon Valley Bank Loan Agreement. We cannot be certain our lenders will grant us waivers or execute amendments or modifications on terms which are satisfactory to us. If such waivers are not received, our debt is immediately callable.

At March 28, 2004, we were not in compliance with certain financial covenants under our Loan Agreement with Silicon Valley Bank. We have received a waiver for such technical default. Although we do not believe Silicon Valley Bank will exercise any right it may have to immediately call our debt, we cannot guarantee that they will not do so. For additional information regarding these matters, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The issuance of our shares upon conversion of outstanding convertible notes, conversion of preferred stock and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants is $8.00 per share. In addition, on May 7, 2004, we completed a private placement of 38,750 shares of our Series A Convertible Preferred Stock (and accompanying warrants), for $80.00 per share, or $3.1 million in the aggregate. Each share of Preferred Stock may be converted at any time at the Preferred Stockholder's option for 10 shares of common stock, and the exercise price of the warrants is $8.00 per share.

The issuance of our shares upon conversion of the convertible notes and/or Preferred Stock, and exercise of the warrants, and their resale by the holders thereof will increase our publicly traded shares. These re-sales could also depress the market price of our common stock. We will not control whether or when the holders of these securities elect to convert or exercise their securities for common stock. For additional information relating to these transactions, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Convertible Subordinated Notes" and "Note 15 Subsequent Event - Sale of Our Series A Convertible Preferred Stock and Related Warrants".

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

Our credit agreement imposes restrictions that affect, among other things, our ability to incur additional debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our credit agreement. Upon the occurrence of a breach, the lender under our credit agreement could elect to declare all amounts borrowed there under, together with accrued interest, to be due and payable, foreclose on the assets securing our credit agreement and/or cease to provide additional revolving loans or letters of credit, which would have a material adverse effect on us.

We have incurred losses in each of the last three years and we may continue to incur losses.

We incurred net losses in the recently completed nine months ended March 28, 2004, as well as in fiscal years 2003, 2002 and 2001. We had net losses of $6.6 million in the nine months ended March 28, 2004, $19.5 million for 2003, $10.4 million for 2002 and $6.2 million for 2001. Our operations may not be profitable in the future.

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

The market for our products is characterized by rapidly changing technology and continuing process development. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities. We will need to develop and market products that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost -effective and timely basis. There can be no assurance that the materials and processes that we are currently developing will result in commercially viable technological processes, or that there will be commercial applications for these technologies. In addition, we may not be able to make the capital investments required to develop, acquire or implement new technologies and equipment that are necessary to remain competitive. If we fail to keep pace with technological change, our products may become less competitive or obsolete and we may lose customers and revenues.

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

We rely on a limited number of suppliers, and any interruption in our primary sources of supply, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short -term operating results.

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal 2003, we purchased approximately 17% of our materials from DuPont and Northfield Acquisition Co., doing business as Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from DuPont or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short -term operating results.

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

We face competition worldwide in the flexible interconnect market from a number of foreign and domestic providers, as well as from alternative technologies such as rigid printed circuits. Many of our competitors are larger than we are and have greater financial resources. New competitors could also enter our markets. Our competitors may be able to duplicate our strategies, or they may develop enhancements to, or future generations of, products that could offer price or performance features that are superior to our products. Competitive pressures could also necessitate price reductions, which could adversely affect our operating results. In addition, some of our competitors are based in foreign countries and have cost structures and prices based on foreign currencies. Accordingly, currency fluctuations could cause our dollar -priced products to be less competitive than our competitors' products priced in other currencies.

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

We rely on a combination of patent and trade secret laws and non -disclosure and other contractual agreements to protect our proprietary rights. We own 23 patents issued and have 14 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

If we become involved in a protracted intellectual property dispute, or one with a significant damages award or which requires us to cease selling some of our products, we could be subject to significant liability and the time and attention of our management could be diverted.

Although no claims have been asserted against us for infringement of the proprietary rights of others, we may be subject to a claim of infringement in the future. An intellectual property lawsuit against us, if successful, could subject us to significant liability for damages and could invalidate our proprietary rights. A successful lawsuit against us could also force us to cease selling, or redesign, products that incorporate the infringed intellectual property. We could also be required to obtain a license from the holder of the intellectual property to use the infringed technology. We might not be able to obtain a license on reasonable terms, or at all. If we fail to develop a non -infringing technology on a timely basis or to license the infringed technology on acceptable terms, our revenues could decline and our expenses could increase.

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

Our Articles of Organization authorizes the issuance of up to 1,000,000 shares of preferred stock, of which 38,750 shares are issued and outstanding as a result of our preferred stock offering completed in May 2004. Our Articles of Organization gives our board of directors the authority to issue preferred stock without approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The following discussion about our market risk disclosures involves forward - looking statements. Actual results could differ materially from those projected in the forward -looking statements.

We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments.

We also have a $10,000,000 Loan Agreement that bears interest at our lender's prime rate plus 2.0%. The prime rate is affected by changes in market interest rates. As of March 28, 2004, we have an outstanding balance under our Loan Agreement of $5,232,000. We have the option to repay borrowings at anytime without penalty and therefore believe that our market risk is not material. A 10% change in interest rates would impact annual interest expense by approximately $31,000. We do not consider this to be material or significant.

The remainder of our long -term debt bears interest at fixed rates and is therefore not subject to market risk.

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S. and the United Kingdom and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of March 28, 2004, of approximately $18.4 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of March 28, 2004 of approximately $5.7 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of March 28, 2004, Parlex Shanghai had outstanding debt of approximately $7.4 million. As of March 28, 2004, Poly-Flex Circuits Limited had no outstanding debt.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 28, 2004. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 28, 2003, our management determined that borrowings under the Loan Agreement with Silicon Valley Bank should have been classified as short-term on the condensed consolidated balance sheet. We will perform a thorough review of all new loan agreements to specifically identify the proper classification of debt.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 3.  Defaults Upon Senior Securities
----------------------------------------

As of September 28, 2003, we were not in compliance with certain financial covenants under our guarantee of Parlex Interconnect's debt to CITIC. As of September 28, 2003, the outstanding balance owed to CITIC under the guarantee was approximately $3,800,000. Although the bank could have called for early repayment of the debt, no such demand was made. Effective October 8, 2003, CITIC entered into an Amendment to the Loan Agreement with Parlex Interconnect and an Amendment to the Guarantee Agreement with us. As a result of the execution of the amendment to the Loan Agreement and the amendment to the Guarantee Agreement, we were in compliance with the revised financial covenants of our loan agreement with CITIC. The $3 million balance of the CITIC loan was retired in March 2004.

As of December 28, 2003, we were not in compliance with our fixed charge financial covenant under our Loan Agreement with Silicon Valley Bank, as amended by our Modification Agreement with the bank. Although the bank could have called for early repayment of the debt, no such demand was made. We have received a waiver from the bank for our non-compliance at December 28, 2003, and we negotiated an amendment to modify certain of the restrictive covenants under the Loan Agreement, as amended.

As of March 28, 2004, we were not in compliance with our EBITDA financial covenant under our Loan Agreement with Silicon Valley Bank, as amended by our Second Modification Agreement with the bank. Although the bank could have called for early repayment of the debt, no such demand was made. We have received a waiver from the bank for our non-compliance at March 28, 2004.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)  Exhibits - See Exhibit Index to this report.

      (b)  Reports on Form 8-K

      On February 10, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended December 28, 2003.

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


                                  PARLEX CORPORATION
                                  ------------------


                                  By: /s/ Peter J. Murphy
                                      --------------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      --------------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & CFO

                                  (Principal Accounting and Financial Officer)


                                  May 12, 2004
                                  ------------
                                  Date

                                EXHIBIT INDEX

EXHIBIT     DESCRIPTION OF EXHIBIT
            ----------------------

  3.1 Certificate of Vote of Directors establishing Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 7, 2004).

  4.1 Form of Stock and Warrant Purchase Agreement dated May 7, 2004 between Parlex Corporation and the Investors (filed as Exhibit
            4.1 to the Company's Current Report on Form 8-K dated May 7,
            2004).

  4.2 Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 7, 2004).

 10.1 Second Loan Modification Agreement, dated February 18, 2004, by and between the Company and Silicon Valley Bank (filed herewith).

 10.2 Third Loan Modification Agreement, dated March 28, 2004, by and between the Company and Silicon Valley Bank (filed herewith).

 10.3 Fourth Loan Modification Agreement, dated May 10, 2004, by and between the Company and Silicon Valley Bank (filed herewith).

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