Form 10-K
period 2004-06-30
PARLEX CORP
filed 2004-09-28
CIK 724988

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

                   For the Fiscal Year Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  [ ]    No [X]

The aggregate market value of common stock held by non-affiliates (without admitting that any person whose shares are not included in the calculation is an affiliate) of the registrant as of December 28, 2003 was approximately $25,492,711. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National market on December 26, 2003 (the business day immediately prior to December 28, 2003).

The number of shares outstanding of the registrant's common stock as of September 21, 2004 was 6,435,933 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

===========================================================================

                             INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                                                         PAGE

                                   PART 1

ITEM 1.     Business                                                       3

ITEM 2.     Properties                                                    15

ITEM 3.     Legal Proceedings                                             16

ITEM 4.     Submission of Matters to a Vote of Security Holders           16

                                   PART II

ITEM 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                           16

ITEM 6.     Selected Consolidated Financial Data                          20

ITEM 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           21

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk    39

ITEM 8.     Financial Statements and Supplementary Data                   40

ITEM 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                          41

ITEM 9A.    Controls and Procedures                                       41

ITEM 9B     Other Information                                             41

                                  PART III

ITEM 10.    Directors and Executive Officers of the Registrant            41

ITEM 11.    Executive Compensation                                        41

ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                    41

ITEM 13.    Certain Relationships and Related Transactions                42

ITEM 14.    Principal Accountant Fees and Services                        42

                                   PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                      42

            SIGNATURES                                                    43

References in this Annual Report on Form 10-K to "the Company", "we", "us" or "our" include Parlex Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this document and in the documents that are or will be incorporated by reference into this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This document includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this document, regarding our strategy, future operations, financial position and estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this document, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section of this report entitled "Factors that May Affect Future Results" and elsewhere in this document. Any or all of our forward-looking statements in this document and in the documents we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

                                   PART I

Item 1. Business
----------------

                                  Overview

We believe that we are a leading provider of flexible interconnect solutions to the automotive, telecommunications, computer, military, medical, home appliance, electronic identification and diversified electronics markets. Our product offerings, which we believe are the broadest of any company in the flexible interconnect industry, include flexible circuits, laminated cable, polymer thick film circuit, flexible interconnect hybrid circuits, and flexible interconnect assemblies.

Our objective is to be a solutions provider for key customers in markets where cost-effective flexible interconnects provide added value to our customers' products. We believe that our creative engineering expertise, our ability to advance the technology of manufacturing processes and materials and our broad product portfolio allow us to provide the optimum solution that meets the cost and performance requirements of our customers.

We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers, or OEMs, in our target markets, including Hewlett-Packard, Raytheon, Infineon, Motorola, Maytag, Tyco, Delphi, Siemens, and Whirlpool. We also supply these products to major electronic manufacturing services companies such as Flextronics, Solectron, Sanmina, and JABIL. We have a global presence and operate seven manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 16 of our financial statements and is incorporated herewith by reference.

Industry Background

Over the past two decades, electronic systems have become smaller, lighter and more complex, while demand for increased performance at lower cost has increased dramatically. As two-dimensional rigid printed circuit boards, a conventional form of electronic interconnect packaging, limit the options available to design engineers, the demand for three-dimensional, flexible interconnect solutions has increased. In addition to their improved packaging and performance characteristics, they offer superior heat dissipation characteristics compared to conventional circuits, making flexible interconnects attractive for use in advanced, high-speed electronics. According to Allied Business Intelligence, a technology consulting firm, the market size for flexible circuits was approximately $4.2 billion in 2003 and is expected to grow to $7.1 billion by 2007.

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

* They provide improved heat dissipation and signal integrity as compared to rigid printed circuit boards; and

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

Globalization and Reduction of Manufacturing Costs

Customers continue to demand increased electronic performance at lower prices. Leading OEMs who often manufacture products in multiple geographic regions are relying on suppliers with global sourcing capabilities. Local sourcing can help to shorten the manufacturer's supply chain and provide regionally competitive pricing. Our customers increasingly demand that their suppliers provide infrastructure for local delivery of engineering, manufacturing and sales support.

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

We believe that our ability to supply worldwide a broad range of products with a diverse mix of performance characteristics will enable us to capture additional market share in the flexible interconnect industry. We are one of a limited number of independent manufacturers that offers a range of flexible interconnect solutions from design concept through high-volume production. By offering a variety of products and services, we can provide design and manufacturing solutions for our customers while reducing their time-to-market and product development costs.


Our Strategy

Our objective is to be the flexible interconnect supplier of choice for customers in our target markets. Our strategy to achieve this objective includes the following key elements:

Develop Innovative Processes and Materials

We believe that our ability to develop innovative processes and materials enhances our opportunity for growth within our target markets. We intend to continue to focus our development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable us to produce, at reduced cycle times, cost-effective flexible interconnects that are highly reliable and improve product performance. Our PALFlex(R), PALCoat(R), U-Flex(R), PALCore(R) HP, Polysolder(R), AutoNet(TM) and additive print and plate technologies are examples of some of our innovative materials and manufacturing processes.

Offer the Broadest Range of Products and Services in the Flexible
Interconnect Industry

We offer product lines that service virtually all of our customers' flexible interconnect needs. We are not aware of another company in the flexible interconnect industry that provides a broader range of products and services. Our product line includes flexible and rigid-flexible circuits from 1 to 24 layers, laminated cable, flexible interconnect hybrid circuits, flexible interconnect assemblies and, surface mount assembly capabilities. We offer products using a variety of materials, including adhesiveless and adhesive-based polyimide, polyester, and polymer thick film technologies. We believe this wide product range enables us to remain the flexible interconnect solution provider of choice to customers even when their functional requirements change.

Develop Strategic Relationships with Key Customers

We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex(R), PALCore(R), PALCore(R) HP, PALCoat(R), Polysolder(R) and HSI+(R) with the knowledge that successful development would result in immediate market acceptance.

Diversify Customer Base across Specific Target Markets

We seek to serve a variety of markets to help mitigate the effects of economic cycles in any one industry. We believe our diversification among the major segments of the electronics industry provides greater insight into emerging technological requirements. For example, we applied our proprietary knowledge of shielding and impedance control which was developed for the laptop computer market to gain a competitive advantage in the telecommunications and networking market.

Expand Global Presence

We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and both the east and west coasts of North America. We established a presence in China to address the emerging flexible circuit market throughout Asia and to produce specific products more cost-effectively for North American and European customers. Asia continues to be the fastest growing market for electronic manufacturing. Over the past 9 years, we have significantly expanded our China operations. We currently have approximately 170,000 square feet of manufacturing and assembly space under lease in Shanghai and Kunshan. In May 1998, we opened a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities and shipped to North American markets. In 1999, we purchased a business in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. In March 2000, we acquired the polymer thick film operations of Cookson Electronics with manufacturing facilities in Rhode Island and the United Kingdom. We believe these transactions have positioned us to further expand our sales presence in Asia and Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

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

Our Markets

Flexible interconnects are used in most segments of the electronics industry. The primary market segments that place high value on superior, cost-effective flexible interconnect solutions include:

Telecommunications and Networking

The telecommunications and networking market includes infrastructure equipment and subscriber equipment sub-markets. Infrastructure equipment consists of support electronics for the distribution of voice and data transmission. Infrastructure equipment employs sophisticated electronics which usually require the use of complex flexible interconnects. Subscriber equipment consists of cellular devices such as handsets and battery assemblies. Tight packaging, increased functionality and the need to reduce weight have dramatically driven the demand for flexible interconnects in this sub-market. Laminated cable and single and double-sided flexible circuits are generally used in subscriber equipment. Recent design changes to incorporate cell phone antennas within the cellular device has opened a rapidly growing market opportunity for Parlex.

Computer

Demand for flexible circuits and laminated cable in the computer market is driven by short product life cycles as consumers demand increasingly powerful, less expensive, smaller, faster and lighter equipment. Disk drives represent the largest application for flexible circuits in this market. Other applications include personal computers, notebook displays, personal digital assistants, mass storage devices and peripheral equipment such as scanners, printers and docking stations. Parlex has secured a strong presence in the printer market for circuits that employ our proprietary polysolder assembly technology.

Automotive

Automobile manufacturers increasingly use electronics to enhance vehicle performance and functionality, while at the same time reducing electronic component size, weight and manufacturing and assembly costs. Flexible circuits and laminated cable can provide cost-effective interconnect solutions for such applications as dashboard instrumentation, automotive entertainment systems, electronic engine control units, steering wheel controls, power distribution, intelligent airbag deployment systems, sensors and anti-lock brakes. Providers of flexible interconnects typically work closely with the companies that supply these electronic systems to the vehicle manufacturers. Because automotive production cycles generally last three to five years and designs are unlikely to change during that period, a flexible interconnect that is designed into an automobile model or platform provides a relatively predictable source of demand over an extended time period.

Military

Military electronics were at one time the primary applications for flexible circuitry. Because of product complexity and space restrictions, military applications often require multi-layer rigid-flexible circuits. Typical applications are navigation systems, flight controls, displays, communications equipment and smart munitions. We believe that procurement of flexible interconnects in this market will experience growth. We believe that the trend toward "smart" military systems will drive demand for flexible interconnects in this segment.

Home Appliance

The home appliance market is beginning to make the transition from electro-mechanical controls to electronic controls containing intelligence and display. Over time, appliances are expected to become more technologically advanced. The utility and ease of use and repair associated with flexible interconnects make them especially suitable for these applications. Our primary application today is the dishwasher market but we have recently secured new business for the range and laundry markets.

Electronic Identification

The emerging identification and tracking market is based upon next generation identification tags, which in some cases are attached to an antenna, emitting radio frequency signals. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, ATM and credit cards, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications. In 2002, we entered into a multiyear agreement to provide substrates for the world's leading producer of smart cards utilizing our proprietary technology. This agreement has not produced significant revenues through June 30, 2004, but is forecasted to provide significant revenues beginning in fiscal 2005.

Diversified Electronics

The diversified electronics market encompasses many applications. Virtually any electronic device which requires tight packaging, lightweight or high reliability is a product that could incorporate flexible interconnects. Typical applications include electronic scales, industrial controls, postal metering devices/scanners and camera products.

Medical

Healthcare continues to be a rapidly growing market, particularly in North America. Electronics have become increasingly important with trends toward increased computing power and smaller size electronic components resulting in medical devices that are smaller, mechanically simpler and more reliable. Medical device companies often rely heavily on design and manufacturing services of local manufacturing solutions providers in an effort to lower costs, focus on core competencies and speed FDA regulatory approvals. In addition, Parlex is uniquely positioned with proprietary technologies to address the disposable diagnostic segment of the medical market. In fiscal year 2004, the medical market grew by more than 90% and now represents our second largest market.

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

Flexible Circuits

Flexible circuits, which consist of conductive patterns that are etched or printed onto flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, screening, photo imaging, etching, plating and finishing. Flexible circuits can be produced in single or multiple layers. We produce a wide range of flexible circuits including:

* Single-Sided Flexible Circuits, which have a conductive pattern only on one side. Single-sided flexible circuits are usually less costly and more flexible than double-sided flexible circuits. Through our proprietary high-speed interconnect screening technology, HSI+(R), which eliminates the need for a separate shield layer, we can produce single-sided flexible circuits that provide the same functionality as double-sided flexible circuits at a lower cost. We manufacture single-sided circuitry in both the United States and Shanghai, China, where a large percentage of our production is single-sided.

* Double-Sided Flexible Circuits, which have conductive patterns or materials on both sides that are interconnected by a drilled and copper-plated hole. Double-sided flexible circuits can provide either more functionality than a single-sided flexible circuit by containing conductive patterns on both sides, or can provide greater shielding than a single-sided flexible circuit by having a conductive pattern on one side and a layer of shielding material on the other. While most double sided circuits are produced on polyimide film, Parlex is unique in offering lower cost PET (polyester) material as an alternative.

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

Laminated Cable

Laminated cable, which consist of flat or round wire laminated to a flexible substrate material, provides connections between electronic sub-systems and replace conventional wire harnesses. We manufacture laminated cable in an efficient, proprietary roll process. Substantially all of the laminated cable that we produce uses flat wire. Approximately 95% of the laminated cable that we produce is insulated with polyester material, which meets or exceeds our customers performance requirements and cost parameters. Our laminated cable is capable of handling both power (high current) and signal (low current).

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

Flexible Interconnect Assemblies

Both flexible circuits and laminated cable can be converted into an electronic assembly by adding electronic components. This process can be as simple as adding a connector or as complex as attaching components such as capacitors, resistors or integrated circuits onto a flexible circuit using high volume surface mount assembly. We attach surface mount components to both copper and polymer thick film circuits with either solder paste or our patented Polysolder(R) lead-free conductive adhesive. We can place a full range of electronic devices, from passive components to computing devices, on our flexible interconnects. We believe we are one of a limited number of manufacturers who provide a seamless integration from design and initial prototype through high volume circuit manufacturing and value added assembly. We further believe our value added capabilities, including the use of proprietary technologies, to be a significant differentiation versus our competitors.

The following table sets forth representative applications in which our products are used:


      Flexible Circuits
      -----------------

      Single-Sided                             Automotive Displays
                                               Batteries for Cellular Phones
                                               Printers
                                               Personal Digital Assistants
                                               Data Storage
                                               Cell Phone Antennas

      Double-Sided                             Engine Control Units
                                               Laptop Computers
                                               Cellular Phones Engine Sensors
                                               Smart Cards

      Multilayer and Rigid-Flexible            Engine Control Units
                                               Computer Networks
                                               Network Switching Systems
                                               Aircraft Displays
                                               Automotive Transmission Systems

      Polymer Thick Film                       Business Phones
                                               Disposable Medical Devices
                                               Appliances
                                               Radio Frequency Identification
                                                (RFID)

      Laminated Cable                          Postage Meters
      ---------------                          Automotive Sound Systems
                                               Notebook Computers
                                               Industrial Controls
                                               Electronic Scanning Devices
                                               Touch Screen Displays

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

AutoNet(TM)- AutoNet(TM)is a proprietary flexible interconnect designed specifically to meet the emerging needs of the automotive industry. As each generation of vehicles incorporates greater electronic content, interconnection becomes both more important and more difficult. AutoNet(TM)draws upon our flexible interconnect process and materials technology to provide a cost-effective interconnect for placement in the headliners, trunks and doors of automobiles. AutoNet(TM)is designed to replace traditional wire harnesses and is lighter, smaller, more reliable and provides shielding necessary to control the emission of electronic signals. We believe that the potential market for AutoNet(TM)is substantial and will develop over the next few years.

Print - Plate - Through a joint development project with Nashua Corporation, we have developed a method of printing circuit patterns using a proprietary silver conductive ink on high-speed commercial printing presses. A proprietary copper plating on the circuit patterns follows this process. This technology dramatically reduces the cost of flexible circuits for certain applications. We began marketing this technology to our customers in late fiscal 2004 and will commence volume production in early fiscal 2005. Initial target markets are cell phone antennas, automotive interiors and RFID antennas.

Our Customers

Our customers are a diverse group of OEMs that serve a variety of industries. Our largest 20 customers based on sales accounted for approximately 52% of total revenues in 2004, 50% in 2003 and 44% in 2002. In addition, two customers individually accounted for more than 10% of our accounts receivable at June 30, 2002.

The loss of more than one of our largest customers may have a significant impact on our operations. However, the loss of any one customer is not expected to have a significant impact on our business as the individual receivable balances are closely monitored and no single customer represented 10% or more of our total revenues in 2004, 2003 or 2002.

Our major end-customers include: BAE, Delphi, Hewlett-Packard, Hitachi, Infineon, Johnson Controls, Maytag, Motorola, Pitney Bowes, Raytheon, Samsung, Siemens, Visteon, Hypoguard, Intier and Whirlpool. To support these end customers, we work closely with major electronics manufacturing services
(EMS) companies such as Flextronics, Solectron, Sanmina, JABIL, Plexus, and Celestica.

Sales and Customer Service

Our sales and marketing organization is structured to support a very geographically dispersed customer base. Our corporate sales organization is regionally focused and provides local support to the various customer engineering, procurement, and operations teams. We believe that a regionally-based sales organization improves program support throughout the entire product life cycle. Our regional sales teams are responsible for marketing and selling the entire Parlex product offering to existing and potential customers within their territories. These regional organizations include direct sales engineers and independent manufacturers' representatives. Parlex currently has sales or engineering support offices in eight locations in the United States, two locations in Europe and three locations in Asia.

Complementing the sales force are robust product line organizations within each of the manufacturing operations. Led by a product line manager, this group provides technical marketing, research and development input, and sustaining customer support for our customer base on a worldwide basis.

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

Our computer-aided manufacturing system takes the customer's design and programs the various steps that will be required to manufacture the particular product. The manufacturing process varies a great deal from product to product. Although there is no standard process, significant elements of production are highlighted below:


                                  Polymer Thick Film
Etched Flexible Circuit            Flexible Circuit             Laminated Cable
-----------------------           -----------------             ---------------


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

During 2004, 2003 and 2002, we continued to focus on cost reduction initiatives. Core to this strategy is relocation of high-volume low-cost manufacturing to China and Mexico and better utilization of our excess capacity. In June 2002, we decided to close our Salem, New Hampshire facility and the transfer our laminated cable business to Methuen, Massachusetts, better utilizing our excess capacity. In January 2003, we completed the closure of our Salem, New Hampshire facility and transfer of our laminated cable business to Methuen, Massachusetts and Mexico. In February 2003, we completed the transfer of our PALFlex manufacturing business to China and discontinued production in the U.S. In May 2004, we completed the transfer of our high volume surface mount assembly capability to China. We believe that we have sufficient capacity to meet forecast demand in the U.S. operations for the next several years.

In January 2004, we expanded our China facilities, leasing an additional 25,000 square feet of assembly space in Kunshan. Further, in January 2004, we completed a strategic reorganization of our China facilities by consolidating our engineering intensive wet process operations in our two Shanghai locations and relocating our assembly and finishing operations to our lower cost facility in Kunshan. Kunshan is approximately 45 miles from our Shanghai location. In May 2004, we also relocated our Smart Card production line from Suzhou, China to our main facility in Shanghai.

In 2003, we expanded our China facilities by leasing an additional 12,000 square feet of manufacturing space in Suzhou and an additional 50,000 square feet of assembly and finishing space in Kunshan.

Five of our manufacturing facilities are certified to the international standard ISO 9001-2000 or ISO 9002 and to the automotive standard QS 9000. One facility is certified to the automotive standard TS 16949 and the environmental standard ISO 14001.

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

Competition

Our business is highly competitive. We compete against other manufacturers of flexible interconnects as well as against manufacturers of rigid-printed circuits. In addition to competing with industry peers who produce flexible circuitry (etched), laminated cable, and polymer think film products, we also compete with alternative technology leaders in the rigid printed circuit, wire harness and cable, and connector industries. Competitive factors among flexible circuit and laminated cable suppliers are price, product quality, technological capability and service. We believe that we compete favorably on all of these competitive factors, and believe that our competitive strength is in our ability to apply technology to reduce cost and/or increase functionality. We compete against rigid board products on the basis of product versatility, although price can also be a competitive factor if the difference between the cost of a rigid circuit and a flexible circuit becomes too great. Our ability to develop alternative material and process solutions continues to reduce the inherent cost advantage rigid printed circuit manufacturing has held.

Intellectual Property

We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 20 patents issued, and have 9 patent applications pending, in the United States and several foreign countries. We have obtained federal trademark registrations for PALFlex(R), PALCore(R), U-Flex(R), PALCoat(R), Polysolder(R), and HSI and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

Environmental Regulations

Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in

2004. We estimate that the total capital expenditures in 2005 associated with environmental compliance will be approximately $100,000.

Employees

As of June 30, 2004, we employed approximately 585 people in the United States. Of these employees, 508 were direct employees of Parlex and 77 worked for interim staffing agencies. In addition, we employed approximately 85 people in Mexico, approximately 146 people in the United Kingdom and approximately 1,785 people in China. We are not a party to any collective bargaining agreement and we believe our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act, and in accordance with those requirements file reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy the reports, proxy statements and other information that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call 1-800-SEC-0330 for information about the Commission's Public Reference Room. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's Web site is http: //www.sec.gov.

A copy of our code of ethics may be obtained free of charge by writing to our Investor Relations Department, Parlex Corporation, One Parlex Place, Methuen, MA 01844.

Item 2. Properties
------------------

Facilities

Our facilities at June 30, 2004 are:


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

Cranston, Rhode Island        55,000      Leased (lease expires in    Polymer thick film and surface
                                          June 2008)                  mount assembly operations

Newport, Isle of Wight,       40,000      Leased (lease expires in    Polymer thick film and surface
United Kingdom                            November 2009)              mount assembly operations

Shanghai, China               47,000      Leased (lease expires in    Single- and double-sided
                                          August 2007)                flexible circuit manufacturing

Shanghai, China               55,000      Leased (lease expires in    Single- and double-sided
                                          August 2007)                flexible circuit manufacturing

Kunshan, China                25,000      Leased (lease expires in    Flexible circuit assembly and finishing
                                          February 2008)

Kunshan, China                25,000      Leased (lease expires in    Flexible circuit assembly and finishing
                                          June 2008)

Kunshan, China                25,000      Leased (lease expires in    Flexible circuit assembly and finishing
                                          December 2009)

Empalme, Sonora, Mexico       18,700      Leased (lease expires in    Finishing and assembly operations
                                          January 2005)

San Jose, California          16,800      Leased (lease expires in    Prototype and quick-turn operations
                                          December 2008)

Our facilities are well maintained and suitable for the operations conducted. We believe that the space available at our facilities is adequate to meet our current needs.

In December 2001, one of our subsidiaries, Parlex (Shanghai) Interconnect Products Co., Ltd. ("Parlex Interconnect"), purchased land use rights for a parcel of land located in the People's Republic of China. The purchase price of the land use rights was approximately $1.1 million. In July 2003, Parlex Interconnect sold its land use rights for approximately $1.2 million.

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

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Price Range of Common Stock

Our common stock is quoted on the NASDAQ National Market under the symbol "PRLX." The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock as reported on the NASDAQ National Market.


                                          High      Low
                                          ----      ---

Fiscal Year Ended June 30, 2004
First Quarter                            $ 8.63    $ 6.79
Second Quarter                           $ 8.92    $ 7.60
Third Quarter                            $ 9.01    $ 5.81
Fourth Quarter                           $ 7.12    $ 5.98

Fiscal Year Ended June 30, 2003
First Quarter                            $12.90    $10.46
Second Quarter                           $11.80    $ 8.61
Third Quarter                            $10.50    $ 7.28
Fourth Quarter                           $ 8.10    $ 6.32

On September 21, 2004, the closing sale price of our common stock as reported on the NASDAQ National Market was $5.40 per share and there were 88 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we presently intend to retain future earnings, if any, for our business. Our credit agreement prohibits us from paying or declaring any cash dividends on our common stock without the bank's prior written consent.

Recent Sales of Unregistered Securities

Series A Preferred Stock and Warrants

On May 7, 2004 and June 8, 2004, we entered into stock and warrant purchase agreements with a small number of accredited investors to purchase shares of our Series A Preferred Stock (the "Preferred Stock") and related warrants to purchase our common stock. The purchase agreements provided for the purchase and sale of 40,625 shares of Preferred Stock, and warrants which will entitle holders to purchase up to

203,125 shares of common stock, for the aggregate amount of $3.25 million. We received net proceeds of approximately $2.95 million, after payment of placement agent fees, legal expenses and related costs.

The Preferred Stock and warrants were sold for $80.00 per unit. The Preferred Stock may be converted in whole but not in part at any time by the purchasers into shares of common stock at an initial conversion price of $8.00 per share. In the event the trading price of our common stock exceeds 150% of the conversion price for 20 consecutive trading days, then all outstanding shares of Preferred Stock shall be automatically converted into common stock. The Series A Preferred Stockholders have no voting rights.

The Preferred Stock has a fixed dividend rate of 8.25% per annum, payable quarterly, at our sole discretion, in either cash or shares of common stock. If we do not redeem the Preferred Stock on the third anniversary date of the issuance date (as discussed below), then the fixed dividend rate shall thereafter be increased to 14% per annum, and shall be payable solely in cash.

The Preferred Stock also entitles the holders thereof to a preferential payment in the event of our voluntary or involuntary liquidation, dissolution or winding up. Specifically, in any such case, the holders of Preferred Stock shall be entitled to be paid, out of our assets that are available for distribution to our shareholders, the sum of $80.00 per share of Preferred Stock held, plus all accrued and unpaid dividends thereon, prior to any payments being made to holders of our common stock. The $80.00 per share liquidation preference payment amount is subject to equitable adjustment for stock splits, stock dividends, combinations, reorganizations and similar events effecting the shares of Preferred Stock.

On the third anniversary of the issuance date, we may in our sole discretion redeem all, but not less than all, of the then-outstanding Preferred Stock. The redemption price shall be equal to the initial purchase price of the Preferred Stock, subject to equitable adjustments for stock splits or similar actions, plus all accrued and unpaid dividends to the redemption date. We must provide the purchasers with notice of our intent to redeem at least 30 days prior to the third anniversary date. Following receipt of such notice, the purchasers may elect to convert their Preferred Stock into common stock prior to the redemption date, provided that they perform such conversion within 20 days of receipt of the redemption notice.

In connection with the transaction, we also issued warrants to purchase up to 203,125 shares of our common stock. The warrants, which expire in three years, are exercisable:

      *   at an initial exercise price of $8.00 per share;

      *   commencing six months after their issuance date; and

      * on a cashless basis, whereby the holder, rather than pay the exercise price in cash, may surrender that number of warrants based on the than current fair value of our common stock equal to the exercise price of the warrants being exercised.

The conversion price of the Preferred Stock and the exercise price of the warrants are subject to adjustment in the event of:

      *   stock splits, dividends and certain combinations;

      *   certain distributions on account of our common stock; and/or

      * certain reclassifications, exchanges or substitutions affecting our common stock.

Each of the purchasers also received an option to purchase a number of additional shares of Preferred Stock and warrants equal to 20% of the number initially purchased by such investor (the "Over-Allotment Option"). The Over-Allotment Option may be exercised in whole or in part (but only once) on or before 180 days following the closing date. The Over-Allotment Option is exercisable at $80.00 per unit of Preferred Stock and warrant purchased.

We filed a registration statement on Form S-3 (File No. 333-116314) covering resale of the shares issuable upon conversion of the Preferred Stock and exercise of the warrants with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on June 28, 2004.

7% Convertible Subordinated Notes and Warrants

On July 28, 2003, Parlex entered into a securities purchase agreement with Tate Capital Partners Fund, LLC, SF Capital Partners Ltd., Midsummer Investment, Ltd., Islandia L.P. and Heartland Group, Inc. (solely on behalf of Heartland Value Fund). The securities purchase agreement provided for the purchase and sale of our 7% convertible subordinated notes in the aggregate amount of $6.0 million. The notes were sold at 100% of face value, and we received net proceeds of approximately $5.5 million, after payment of finder's fees and legal expenses.

These convertible notes mature on July 28, 2007, with the interest payable quarterly in shares of our common stock so long as we maintain the effectiveness of this registration statement. The notes are convertible immediately by the investors, in whole or in part, into shares of our common stock at an initial conversion price equal to $8.00.

After two years from the date of issuance, under certain conditions we will have the right to redeem all, but not less than all, of the notes at 100% of the remaining principal of notes then outstanding, plus all accrued and unpaid interest.

After three years from the date of issuance, the holder of any note may require us to redeem the note in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such notes, plus all accrued and unpaid interest. The holder must provide us with a notice of their intent to redeem within 30 days of the third anniversary of the note.

In connection with the securities purchase agreement, we issued common stock purchase warrants to each of the security holders to purchase up to 300,000 shares of our common stock. The warrants are exercisable:

      *   at an initial exercise price of $8.00 per share;

      *   during the four year period terminating July 28, 2007; and

      * on a cashless basis, whereby the holder, rather than pay the exercise price in cash, may surrender that number of warrants based on the than current fair value of our common stock equal to the exercise price of the warrants being exercised.

The conversion price of the notes and the exercise price of the warrants are subject to adjustment in the event of:

      *   stock splits, dividends and certain combinations;

      *   distributions on account of our common stock; and/or

      * our issuance of additional shares of common stock (or securities convertible into common stock) at less than the conversion price of the note or exercise price of the warrant.

There shall, however, be no adjustment to the conversion price of the notes or exercise price of the warrants where the issuance of common stock, or rights to acquire common stock, are:

      * granted or issued pursuant to option plans for key employees and consultants;

      * granted or issued in connection with a merger or other combination, or similar strategic transaction, where the primary purpose for the grant or issuance is not capital raising; or

      * issuable pursuant to that certain warrant to purchase common stock granted to Silicon Valley Bank in connection with our recent refinancing of our primary credit relationship.

In the event a price adjustment is required, both the conversion price of the notes and the exercise price of the warrants will be reduced to:

      * if the triggering transaction or event occurs within the first eighteen months after July 28, 2003, such lower price; or

      * thereafter, a reduced price representing a weighted average anti-dilution price. Specifically, the new price shall be equal to the price (calculated to the nearest cent) determined by dividing (A) an amount equal to the sum of (1) the number of shares of our common stock outstanding immediately prior to such issue or sale (including for this purpose shares issuable upon conversion or exercise of any convertible notes or warrants then outstanding) multiplied by the conversion price or exercise price then in effect, and (2) the consideration, if any, we received upon such issue or sale, by (B) an amount equal to the sum of (1) the number of shares of common stock then outstanding (including for this purpose shares issuable upon conversion or exercise of any convertible notes or warrants then outstanding) and (2) the number of shares of common stock thus issued or sold.

We filed a registration statement on Form S-3 (File No. 333-109681) covering resale of the shares issuable upon conversion of the notes and upon exercise of the warrants with the Securities and Exchange Commission. The registration statement was declared effective by the Commission on November 21, 2003.

Both of these transactions were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder as transactions by an issuer not involving any public offering. Each purchaser represented that (a) it was acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof unless registered or exempt from registration, (b) it was an "accredited investor," (c) it had such knowledge and experience in business and financial matters that it was able to understand the risks and merits of an investment in our securities, and (d) it did not acquire the securities as a result of any general solicitation or advertising. Moreover, appropriate restrictive legends were affixed to the securities issued in these transactions and each purchaser had access to sufficient information about us in order to make an informed investment decision.

Item 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth financial data for the last five years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data included elsewhere herein.


                                                                 Fiscal Year Ended June 30,
                                                  2004        2003         2002         2001       2000(a)
                                                  ----        ----         ----         ----       -------
                                                           (in thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenues                                  $95,539     $ 82,821     $ 87,056     $103,620     $101,839
Cost of products sold                            85,217       80,803       90,294       97,460       76,614
                                                -------     --------     --------     --------     --------
Gross profit (loss)                              10,322        2,018       (3,238)       6,160       25,225
Selling, general and administrative expenses     15,820       14,484       14,049       17,706       14,097
                                                -------     --------     --------     --------     --------

Operating (loss) income                          (5,498)     (12,466)     (17,287)     (11,546)      11,128
(Loss) income from operations before income
 taxes and minority interest                     (8,066)     (13,411)     (17,724)     (11,517)      10,473
Net (loss) income                               $(8,166)    $(19,517)    $(10,388)    $ (6,199)    $  6,335
                                                =======     ========     ========     ========     ========
Net (loss) income attributable
 to common stockholders                         $(8,337)    $(19,517)    $(10,388)    $ (6,199)    $  6,335
                                                =======     ========     ========     ========     ========

Net (loss) income per share attributable
 to common stockholders:
Basic                                           $ (1.31)    $  (3.09)    $  (1.65)    $  (0.99)    $   1.31
                                                =======     ========     ========     ========     ========
Diluted                                         $ (1.31)    $  (3.09)    $  (1.65)    $  (0.99)    $   1.28
                                                =======     ========     ========     ========     ========

Weighted average shares outstanding:
Basic                                             6,370        6,309        6,303        6,289        4,842
Diluted                                           6,370        6,309        6,303        6,289        4,940


                                        Fiscal Year Ended June 30,
                                        2004    2003    2002    2001    2000(a)
                                        (in thousands)

Consolidated Balance Sheet Data:
Working capital                         $13,100    $12,722    $ 22,320    $ 31,016    $ 38,752
Total assets                             95,250     86,033     106,054     110,864     115,341
Current portion of long-term debt        12,861      3,813       3,561      10,710       1,483
Long-term debt, less current portion     10,535     10,802      12,000         119         360
Stockholders' equity                     49,462     51,248      70,141      81,351      87,790

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

Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
        and Results of Operations
        -------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K and with "Factors That May Affect Future Results" set forth on page 32.

This discussion contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page 3 of this Annual Report on Form 10-K.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification medical and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $12.4 million in property and equipment and approximately $17.7 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

Over the past three years, we were adversely affected by the economic downturn and its impact on our key customers and markets. In 2004 we experienced sales growth in several strategic markets, particularly in the second half of the year. Growth in the medical, appliance and military markets has helped to reduce domestic losses. Significant investment over the past three years has positioned us to capitalize on a rapidly expanding China electronic manufacturing industry. In 2004 our China operations revenues increased by over 65% with significant improvement in profitability.

Over the last three years we incurred operating losses of $35.3 million and have used cash to fund operations and working capital of $13.7 million. We have taken certain steps to improve operating margins, including the closure of facilities, downsizing of our North American employee base, and transfer of our manufacturing operations to lower cost locations, such as the People's Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and 2004 through sale-leasebacks of selected corporate assets, the issuance of convertible debt and preferred stock and the execution of new working capital borrowing agreements. As a result of the difficult economic environment, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities in prior years and throughout 2004. At June 30, 2004, however, we were in compliance with all financial covenants. Based upon our recent improvement in financial performance, we are currently, and expect to remain, in compliance with all of our financial covenants.

We have $8.9 million in existing short-term debt, associated with our Chinese operations, that will be refinanced or repaid in 2005. We believe that we will be able to obtain the necessary refinancing of this debt because of our history of successfully refinancing our short-term Chinese borrowings and our rapidly improving Chinese operating results. In fiscal 2004, revenues from our Chinese operations grew 65%. We expect similar revenue growth and improved profitability in China during fiscal 2005. Failure to obtain such financing may have a material adverse impact on our operations.

We formed a Chinese joint venture, Parlex (Shanghai) Circuit Co., LTD ("Parlex Shanghai"), in 1995 to better serve our customers that have production facilities in Asia and to more cost-effectively manufacture products for worldwide distribution. Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. In 2003 we completed the transfer of the production of our automotive related products utilizing our PALFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly owned subsidiary of Parlex Asia Pacific Limited ("Parlex Asia"), which is located in China. The transfer of this technology and manufacturing capability was critical to exiting a very unprofitable North American manufacturing business.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment.

We believe the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended June 30, 2004 included in Item 8 of this Form 10-K and in
Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, goodwill and other intangible assets, valuation of stock options and warrants, income taxes and other accrued expenses, including self-insured health insurance claims. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Actual results would differ from these estimates.

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

Inventories. We value our raw material inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Work in process and finished goods are valued as a percentage of completed cost, not in excess of net realizable value. We regularly review our inventory and record a provision for excess or obsolete inventory based primarily on our estimate of expected and future product demand. Our estimates of future product demand will differ from actual demand and, as such, our estimate of the provision required for excess and obsolete inventory will change, which we will record in the period such determination was made. Raw material, work in process and finished goods inventory associated with programs cancelled by customers are fully reserved for as obsolete. Reductions in obsolescence reserves are recognized when realized through disposal of reserved items, either through sale or scrapping.

Goodwill. We recorded goodwill in connection with our acquisition of a 40% interest in Parlex Shanghai and our 1999 acquisition of Parlex Dynaflex Corporation ("Dynaflex"). We account for goodwill under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, we determined we have one reporting unit. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since our market capitalization, as adjusted, exceeded our recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, we have concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at June 30, 2004 and 2003.

Income Taxes. We determine if our deferred tax assets and liabilities are realizable on an ongoing basis by assessing our valuation allowance and by adjusting the amount of such allowance, as necessary. In the determination of the valuation allowance, we have considered future taxable income and the feasibility of tax planning initiatives. Should we determine that it is more likely than not that we will realize certain of our net deferred tax assets for which we previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that we have adequately considered such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the results of our operations.

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources, except as may be set forth below under "Liquidity and Capital Resources." Our obligations under operating leases are disclosed in the notes to our financial statements.

Results of Operations

The following table sets forth, for the periods indicated, selected items in our statements of operations expressed as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                   Fiscal Year Ended June 30,
                                                                  ----------------------------
                                                                   2004       2003       2002
                                                                   ----       ----       ----

Total revenues                                                    100.0%     100.0%     100.0%
Cost of products sold                                              89.2%      97.6%     103.7%
Gross profit (loss)                                                10.8%       2.4%      (3.7%)
Selling, general and administrative expenses                       16.6%      17.5%      16.1%
Operating loss                                                     (5.8%)    (15.1%)    (19.9%)
Loss from operations before income taxes and minority interest     (8.4%)    (16.2%)    (20.4%)
Net loss                                                           (8.5%)    (23.5%)    (11.9%)
Net loss attributable to common shareholders                       (8.7%)    (23.5%)    (11.9%)

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Total Revenues. Total revenues for 2004 were $95.5 million, an increase of 15% from $82.8 million in 2003. Revenues from our China operations were approximately $36 million, an increase of 65% over the prior year. Strong growth occurred in the computer and peripherals, automotive, telecommunications and electronic identification markets. During 2004 we significantly expanded our China value added assembly operations which included the transfer of our domestic high volume automated surface mount capability to our Kunshan facility in May 2004.

Polymer thick film revenue increased 16% from $27.2 million in 2003 to $31.6 million in 2004. Revenues from the appliance market, representing 13% of total revenues in 2004, continued to be strong, largely driven by laundry equipment product sales. Initial qualification was completed on two new product opportunities (range and laundry equipment) during the fourth quarter of 2004. Most significant increases occurred in the medical market, primarily in disposable medical devices. Proprietary technologies including silver-based conductive inks and gels have generated significant new product opportunities including disposable blood glucose monitors and sensors to detect carpal tunnel syndrome. Worldwide, medical revenues grew to $16 million in 2004 from $8 million in 2003. In addition to the importance to our market diversification strategy, growth in medical revenues is important to domestic and European facility utilization. Laminated cable revenues were flat year over year but increased by 22% in the second half of the year compared to the first half of 2004, indicative of a strengthening North American electronics market.

Total revenues included licensing and royalty fees of approximately $54,000 for 2004 and $41,000 for 2003. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold. Cost of products sold was $85.2 million, or 89% of total revenues, for 2004, versus $80.8 million, or 98% of total revenues for 2003. Revenue increases, of $18.6 million, in China and our polymer thick film operations were responsible for gross margin increases of $12 million in 2004 compared to $7.5 million in 2003, or a year over year increase in gross margin of 59%. China's gross margins were adversely impacted by start-up costs associated with the initial production ramp of our new smartcard manufacturing line. Smartcard revenues and cost of goods sold were $1.6 million and $1.8 million respectively, in 2004. Initial production of smartcards commenced in October 2003. Breakeven production volumes of our smartcard business were achieved in June 2004. Margins improved from 26% to 32% in our laminated cable operations. Material cost reduction efforts coupled with increased utilization of lower cost Mexico assembly and finishing capabilities contributed to improved gross margins. In 2003, gross margins were significantly adversely impacted by shutdown costs associated with the closing of our domestic PALFlex operations. In 2003, we recorded $13.1 million in costs of products sold from our PALFlex operations on $6.4 million in revenue. Operations of our U.S. PALFlex business ceased in February 2003.

The Methuen multilayer operation continued to experience low capacity utilization and, correspondingly, significant unfavorable manufacturing variances. Revenue in the multilayer operation was severely impacted by the rapid decline in telecommunications network infrastructure market. In fiscal 2001 this market represented over 75% of multilayer revenues. In 2004, revenues in this market were immaterial. Over the past two years we have sought to replace this revenue by targeting markets demanding complex North American design and manufacturing solutions. We believe the military aerospace and medical markets represent two growing markets demanding such services. In addition to a focused corporate sales effort targeting new business development, we have continued to evaluate opportunities to acquire business, particularly in the highly fragmented military aerospace market. In June 2004, we completed a strategic sourcing agreement with Delphi Corporation. Under the arrangement Delphi will transfer production of its multilayer flexible circuit manufacturing to our Methuen operation. We expect this will significantly improve facility utilization and further reduce operating losses in the U.S.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.8 million in 2004, or 16.6 % of total revenues, and $14.5 million, or 17.5% of total revenues, for the comparable period in the prior year. Increases occurred in the following areas: commissions ($500,000) primarily due to volume, headcount for direct sales and China infra-structure ($250,000), insurance and public company costs ($350,000) and bad debt reserves associated with a customer dispute ($200,000).

Interest Income. Interest income was $84,000 in 2004 compared to $36,000 in 2003, and primarily consists of interest income on refunded tax payments and interest income on our cash balances and short-term investments.

Interest Expense. Interest expense was $2.6 million in 2004 and $900,000 in 2003. Interest expense for 2004 includes $1.5 million related to amortized deferred financing costs and $343,000 for interest payable in common stock related to the issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen facility, the Loan Security Agreement and sale of convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long-term bank borrowings and deferred compensation.

Non operating income. Non operating income was $129,000 in 2004 and $3,000 in 2003. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $186,000 in 2004 and $84,000 in 2003. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $8.1 million in 2004 compared to $13.4 million in 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate benefit was approximately (1%) in 2004 compared to an effective tax rate of 46% in 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses and uncertain future operating results, we determined that it is more likely than not that certain historic and current year income tax benefits would not be realized. Consequently, in 2003 we increased our valuation allowance by $11.5 million resulting in an effective tax rate of 46%. In 2004, we realized and recognized $317,000 of state and federal tax refunds, recognized $89,000 of federal refunds and recorded a $351,000 state and foreign tax provision resulting in a net tax rate benefit of (1%).

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

In 2003, we continued to emphasize a strategy of market diversification. Our major markets, which represent growth from the prior year, include the home appliance market with Whirlpool and Maytag as our largest customers, the military market with Raytheon, BAE and General Dynamics and the computer market with strong growth from Hewlett Packard. Reductions in revenues occurred primarily in the automotive market driven by the closing of our domestic PALFlex operations.

Total revenues included licensing and royalty fees of approximately $41,000 for 2003 and $50,000 for 2002. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold. Cost of products sold was $80.8 million, or 98% of total revenues, for 2003, versus $90.3 million, or 104% of total revenues for 2002. In 2003, cost of products sold was adversely impacted by the cost of closing the domestic PALFlex operation. In 2003, we recorded $13.1 million in costs of products sold from our PALFlex operations on $6.4 million in revenue. In addition to operating significantly under capacity and therefore absorbing high fixed costs, we recorded severance costs for 60 people terminated in March and capital and inventory write-downs. In addition, the Methuen operation continued to experience low capacity utilization and, correspondingly, significant unfavorable manufacturing variances. In 2003, these variances totaled approximately $13 million and have been charged to cost of products sold. To improve utilization in 2003, we relocated our Salem, New Hampshire laminated cable business to Methuen. Relocation costs of approximately $500,000 were expensed as incurred in the first half of the year. The move was completed in January 2003.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.5 million in 2003, or 17.5% of total revenues, and $14.0 million, or 16% of total revenues, for the comparable period in the prior year. Due to the reorganization of our sales force in mid-2002 and the staffing of several open regional positions, selling expenses increased $753,000 in 2003. The increase in selling expenses was partially offset by a $317,000 decrease in administrative expenses.

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

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $1.6 million in cash and short-term investments.

Net cash used by operations during 2004 was $11.4 million. Net losses of $8.2 million after adjustment for depreciation and amortization, deferred income taxes, facility exit cost, interest payable in common stock, gain on sale of land use rights and minority interest, used $1.0 million of operating cash. Working capital consumed $10.4 million of cash. Cash used for working capital included $8.0 million for accounts receivable, $3.1 million for inventory and $900,000 for other working capital needs which was in part offset by cash provided from increases in accounts payable of $1.6 million.

Net cash used for investing activities was $1.3 million in 2004. This included $2.5 million used to purchase capital equipment and other assets offset by $1.2 million received for the sale of our Chinese land use rights.

Capital expenditures largely occurred in China and represent our investment in our new smartcard manufacturing line and expanded volume capacity.

Cash provided by financing activities was $12.8 million during 2004. This included net proceeds of $5.5 million from the sale of our convertible subordinated notes, $3.0 million from the sale of our Series A Preferred Stock and $3.2 million, which represented the net repayments and borrowings on our bank debt. The bank borrowings include $57.2 million from our primary lender, Silicon Valley Bank, and $9.1 million from our Parlex Shanghai lenders. Payments include $56.9 million to Silicon Valley Bank, $2.5 million to retire three of Parlex Shanghai's local short-term bank notes and $3.8 million to retire Parlex Interconnect's Citic Ka Wah Bank loan. In December 2003, one of the note holders of our convertible debt exercised 100% of their warrants to purchase Parlex common stock at $8.00 per share. We received proceeds totaling $600,000 upon exercise of the warrants and issued 75,000 shares of Parlex common stock. In 2004, we received $885,000 from the Methuen sale-leaseback note receivable of which $135,000 was interest payments and $750,000 was principal. We expect to continue to receive interest payments on our Methuen sale-leaseback note, but do not expect any additional principal payments before June 30, 2006.

Improved financial performance in the fourth quarter significantly reduced operating losses and cash used in operations. Increased sales in the fourth quarter of 2004, however, have placed additional cash demands on working capital with growth in account receivables. The strong credit ratings of our large OEM and EMS customer base has allowed us to successfully finance this growth through asset based working capital lines of credit. We recently completed stand alone financing for our China operations through a new line of credit with Bank of China which will allow us to continue financing our growth plans. See "Factors That May Affect Future Results" on page 32 of this Annual Report on Form 10-K.

Series A Convertible Preferred Stock - On June 8, 2004, we completed a private placement of 40,625 shares of Series A Convertible Preferred Stock and warrants entitling holders to purchase an aggregate of 203,125 shares of common stock at $80.00 per unit for proceeds of approximately $2,950,000, net of issuance costs of approximately $300,000. In connection with the private placement, the investors received rights to purchase additional shares of the Series A Preferred Stock. For additional information relating to the Series A Convertible Preferred Stock, please see the section of this Annual Report on Form 10-K entitled "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities -- Series A Preferred Stock and Warrants".

Loan and Security Agreement (the "Loan Agreement") - We executed the Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of our assets. We may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces our availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require us to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, we executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, we executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required us to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, we entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of our subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and our principal subsidiaries. On May 10, 2004, we executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, we executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of our subsidiaries to borrow up to $5,000,000 in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.0% at June 30, 2004) plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, we executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. All other terms and conditions of the Loan Agreement remain the same. As of June 30, 2004, we were in compliance with our financial covenants. At June 30, 2004, we had available borrowing capacity under the Loan Agreement of approximately $4.4 million. Since the available borrowing capacity exceeded $750,000 at June 30, 2004, none of our cash balance was subject to restriction at June 30, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying consolidated balance sheets as of June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowing are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note totaled $1.2 million as of June 30, 2004. The note was retired in August 2004. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note totaled $605,000 as of June 30, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million, bearing interest at 5.31% and guaranteed by Parlex Interconnect. On February 13, 2004 and March 2, 2004, Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under these short-term notes as of June 30, 2004 totaled $3.8 million. These notes replaced a similar short-term note that terminated on February 25, 2004. On March 5, 2004, Parlex Shanghai entered into a short-term bank note, due January 5, 2005, bearing interest at LIBOR plus 2.5% and guaranteed by Parlex Asia. Amounts outstanding under this short-term note as of June 30, 2004 totaled $1.5 million. We believe that we will be able to obtain the necessary refinancing of our Parlex Shanghai short-term debt because of our history of successfully refinancing our Chinese debt and our improving operating results.

Parlex Interconnect Term Notes - In June 2002, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC Ka Wah Bank. As a condition of the approval of this CITIC Loan Agreement, our subsidiary, Parlex Asia, and we provided a guarantee of the payment of this loan. Under the provisions of the guarantee, we are required to comply with certain financial covenants. In March 2004, Parlex Interconnect retired the outstanding balance of the CITIC term note.

Parlex Asia Banking Facility - Subsequent to June 30, 2004, on September 15, 2004 Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2%. We anticipate utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, we sold our Methuen Facility for a purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 (the "Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. In June 2004, we received $750,000 reducing the principal balance of the promissory note to $1,900,000. Under the terms of the Purchase and Sale Agreement, we simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provide us with a continuing involvement in the Methuen Facility, we have accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1,000,000 in additional cash under the terms of an Earn Out Clause will be recorded as an increase to the finance obligation as cash payments are received. We record the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

Convertible Subordinated Notes - On July 28, 2003, we sold an aggregate $6,000,000 of our 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. We received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to pay down amounts borrowed under our Loan Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of our common stock. The number of shares of common stock to be issued is calculated by dividing the accrued quarterly interest by a conversion price, which was initially established at $8.00 per share. The conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We have concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $87,924 within stockholders' equity at June 30, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share at June 30, 2004, we issued a total of 35,594 shares of common stock in October 2003, January 2004 and April 2004 in satisfaction of previously recorded interest. We also issued 13,123 shares of common stock in July 2004 as payment for the interest accrued in the fourth quarter.

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

After two years from the date of issuance, we have the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After three years from the date of issuance, the holder of any of the Notes may require us to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued.

Payments Due Under Contractual Obligations - The following table summarizes the payments due under our contractual obligations at June 30, 2004, adjusted to include the cash commitments associated with the 7% convertible subordinated notes, and the effect such obligations are expected to have on liquidity and cash flow in future periods:


                                                     Payments due by period
                              ---------------------------------------------------------------------
       Contractual                            Less than       1 - 3          3 - 5        More than
       Obligations               Total          1 year        years          years         5 years
       -----------               -----        ---------       -----          -----        ---------

Long-term debt
 obligations                  $12,488,883    $12,488,883    $        -    $         -    $         -

Capital lease obligations,
 including Methuen
 facility finance
 obligation                    18,611,155      1,210,426     2,564,602      2,663,210     12,172,917

Operating leases,
 including Poly-Flex
 Facility                       6,645,550      1,663,306     2,458,821      1,888,951        634,472

Deferred compensation             854,553        182,000       381,829        290,724              -

Convertible sub-
 ordinated notes                6,000,000              -             -      6,000,000              -
                              -----------    -----------    ----------    -----------    -----------

Total                         $44,600,141    $15,544,615    $5,405,252    $10,842,885    $12,807,389
                              ===========    ===========    ==========    ===========    ===========

In response to the worldwide downturn in the electronics industry, we have taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, we transferred our high volume automated surface mount assembly line from our Cranston, Rhode Island facility to China. In August 2004, we announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits which were previously manufactured by Delphi in its Irvine, California facility. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return us to profitability. Our plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

In 2003 and 2004, we entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with financing to support our current working capital needs. Working capital requirements, particularly those to support the growth in our China operations, consumed $10.4 million of a total of $11.4 million of cash used in operations during 2004. In September 2004, we secured a new $5 million asset based working capital agreement with the Bank of China which provides stand alone financing for our China operations. In addition, in May 2004 we received net proceeds of approximately $2.95 million from the sale of our Series A convertible preferred stock. We continue to evaluate alternative financing opportunities to further improve our liquidity and to fund working capital needs.

We believe that our cash on hand and the cash expected to be generated from operations will be sufficient to enable us to meet our operating obligations through June 2005. If we require additional or new external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on our operations. At June 30, 2004, we were in compliance, and we expect to remain in compliance, with all of our financial covenants associated with our financing arrangements.

Recent Accounting Pronouncements

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our prospects are subject to certain uncertainties and risks. Our future results may differ materially from the current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, other one-time events and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

If we cannot obtain additional financing when needed, we may experience a material adverse impact on our operations.

We may need to raise additional funds either through borrowings or further equity financing. We may not be able to raise additional capital on reasonable terms, or at all. The cash expected to be generated will not be sufficient to enable us to meet our financing and operating obligations over the next twelve months based on current growth plans. If we cannot raise the required funds when needed, we may experience a material adverse impact on our operations.

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

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. In the event that we are not in compliance with our financial covenants in the future, we cannot be certain our lenders will grant us waivers or execute amendments on terms which are satisfactory to us. If such waivers are not received, our debt is immediately callable.

Since entering into our current loan arrangement with our primary lender, Silicon Valley Bank, in June of 2003, we have requested and received several waivers relating to our failure to comply with certain financial covenants under our loan arrangement. In conjunction with the waivers, we have also executed several modifications of our loan arrangement which have primarily resulted in easing our covenant compliance requirements, but have also increased our costs of borrowing. Although we do not believe Silicon Valley Bank will exercise any right it may have to immediately call our debt if we fail to comply with our financial covenants, we cannot guarantee that they will not do so. We are currently in compliance with all of our financial covenants, as amended.

The issuance of our shares upon conversion of outstanding convertible notes, conversion of preferred stock and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants is $8.00 per share. In addition, on June 8, 2004, we completed a private placement of 40,625 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") (and accompanying warrants), for $80.00 per share, or $3.25 million in the aggregate. Each share of Preferred Stock may be converted at any time at the option of the holder of the Preferred Stock for 10 shares of common stock, and the exercise price of the warrants is $8.00 per share. For additional information relating to the sale of the convertible subordinated notes and related warrants, please see "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - 7% Convertible Subordinated Notes and Warrants." For additional information relating to the sale of Preferred Stock and related warrants, please see "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - Series A Preferred Stock and Warrants."

The issuance of our shares upon conversion of the convertible subordinated notes and/or Preferred Stock, and exercise of the warrants, and their resale by the holders thereof will increase our publicly traded shares. These re-sales could also depress the market price of our common stock. We will not control whether or when the holders of these securities elect to convert or exercise their securities for common stock. In addition, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Substantial leverage and debt service obligations may adversely affect us.

We have a substantial amount of indebtedness. As of June 30, 2004, we had approximately $23.4 million of consolidated debt of which $12.9 million is due within one year. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 22% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

Our substantial leverage could have significant negative consequences on our financial condition, results of operations, and cash flows, including:

      * Impairing our ability to meet one or more of the financial ratios contained in our debt agreements or to generate cash sufficient to pay interest or principal, including periodic principal amortization payments, which events could result in an acceleration of some or all of our outstanding debt as a result of cross-default provisions;

      * Increasing our vulnerability to general adverse economic and industry conditions;

      * Limiting our ability to obtain additional debt or equity financing;

      * Requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

      * Requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

      * Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

      * Placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

We have incurred losses in each of the last three years, and we may continue to incur losses.

We incurred net losses in each of the last three fiscal years. We had net losses of $8.2 million in fiscal year 2004, $19.5 million in fiscal year 2003 and $10.4 million in fiscal year 2002. Our operations may not be profitable in the future.

If we cannot obtain additional financing when needed, we may not be able to expand our operations and invest adequately in research and development, which could cause us to lose customers and market share.

The development and manufacturing of flexible interconnects is capital intensive. To remain competitive, we must continue to make significant expenditures for capital equipment, expansion of operations and research and development. We expect that substantial capital will be required to expand our manufacturing capacity and fund working capital for anticipated growth. We may need to raise additional funds either through borrowings or further equity financing. We may not be able to raise additional capital on reasonable terms, or at all. If we cannot raise the required funds when needed, we may not be able to satisfy the demands of existing and prospective customers and may lose revenue and market share.

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

Our quarterly results depend upon a small number of large orders received in each quarter, so the loss of any single large order could adversely impact quarterly results and cause our stock price to drop.

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

Because we sell a substantial portion of our products to a limited number of customers, the loss of a significant customer or a substantial reduction in orders by any significant customer would adversely impact our operating results.

Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 52% of total revenues in fiscal year 2004, 50% of total revenues in fiscal year 2003, and 44% in fiscal year 2002.

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

We manufacture our products in seven facilities worldwide, including lower cost offshore locations in China. However, a significant portion of our manufacturing is still performed domestically. Domestic manufacturing may be at a competitive disadvantage with respect to price when compared to lower cost facilities in Asia and other locations. While historically our competitors in these locations have produced less technologically advanced products, they continue to expand their capabilities. Further, we have targeted markets that have historically sought domestic manufacturing, including the military and aerospace markets. Should we be unsuccessful in maintaining our competitive advantage or should certain target markets also move production to lower cost offshore locations, our domestic sales will decline resulting in significant excess capacity and reduced gross margins.

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

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal year 2004, we purchased approximately 21% of our materials from Tongxing, a Chinese gold plater, and Northfield Acquisition Co., doing business as Sheldahl, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from Tongxing or Sheldahl, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

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

Manufacturing and sales operations outside the United States carry a number of risks inherent in international operations, including: imposition of governmental controls, regulatory standards and compulsory licensure requirements; compliance with a wide variety of foreign and U.S. import and export laws; currency fluctuations; unexpected changes in trade restrictions, tariffs and barriers; political and economic instability; longer payment cycles typically associated with foreign sales; difficulties in administering business overseas; foreign labor issues; wars and acts of terrorism; and potentially adverse tax consequences. Although these issues have not materially impacted our revenues or operations to date, we cannot guarantee that they will not impact our revenues or operations in the future.

International expansion may require significant management attention, which could negatively affect our business. We may also incur significant costs to expand our existing international operations or enter new international markets, which could increase operating costs and reduce our profitability

We face significant competition, which could make it difficult for us to acquire and retain customers.

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

We will need to make a continued high level of investment in product research and development, sales and marketing and ongoing customer service and support in order to remain competitive. We may not have sufficient resources to be able to make these investments. Moreover, we may not be able to make the technological advances necessary to maintain our competitive position in the flexible interconnect market.

We face risks from fluctuations in the value of foreign currency versus the U.S. dollar and the cost of currency exchange.

While we transact business predominantly in U.S. dollars, a large portion of our sales and expenses are denominated in foreign currencies, primarily the Chinese Renminbi ("RMB"), the basic unit of currency issued by the People's Bank of China. Currently, our exposure to risk from foreign exchange is limited due to the fact that the People's Republic of China has fixed the exchange rate of the Renminbi to the U.S. dollar. The value of the Renminbi is subject to changes in the PRC government's policies and depends to an extent on its domestic and international economic and political developments, as well as supply and demand in the local market. We cannot give any assurance that the Renminbi will continue to remain stable against the U.S. dollar and other foreign currencies. Any devaluation of the Renminbi may adversely affect our results of operations. In addition, a small portion of our sales and expenses are denominated in Euros and the British Pound. Changes in the relation of foreign currencies to the U.S. dollar will affect our cost of sales and operating margins and could result in exchange losses. We do not enter into foreign exchange contracts to reduce our exposure to these risks.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 20 patents issued and have 9 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

We are subject to a variety of environmental laws relating to the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals, solid and hazardous waste and other toxic and hazardous materials used to manufacture, or resulting from the process of manufacturing, our products. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing or future laws will be administered or interpreted. Future regulations could be applied to materials, products or activities that have not been subject to regulation previously. The costs of complying with new or more stringent regulations, or with more vigorous enforcement of these regulations, could be significant.

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

If flaws in design, production, assembly or testing of our products were to occur by us or our suppliers, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality, and costs and product testing, are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs, or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Our Articles of Organization authorizes the issuance of up to 1,000,000 shares of preferred stock, of which 40,625 shares are issued and outstanding as a result of our preferred stock offering completed in June 2004. Our Articles of Organization gives our board of directors the authority to issue preferred stock without approval of our stockholders. We may issue additional shares of preferred stock to raise money to finance our operations. We may authorize the issuance of the preferred stock in one or more series. In addition, we may set the terms of preferred stock, including:

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

Interest Rate Risk

Our primary bank facility bears interest at our lender's prime rate plus 2.25%. We also have a subsidiary bank note for $1,500,000 at LIBOR plus 2.5%. The prime rate is affected by changes in market interest rates. These variable rate lending facilities create exposure for us relating to interest rate risk; however, we do not believe our interest rate risk to be material. As of June 30, 2004, we had an outstanding balance under our primary bank facility of $3,618,000 and an outstanding balance of $1,500,000 under our subsidiary note. A hypothetical 10% change in interest rates would impact interest expense by approximately $32,000 over the next fiscal year, and such amount would not have a material effect on our financial position, results of operations and cash flows.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to interest rate risk.

Currency Risk

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of June 30, 2004 of approximately $18.6 million. Poly-Flex
Circuits Limited and Parlex Europe had combined net assets as of June 30, 2004 of approximately $5.8 million. We believe that a 10% change in exchange rates would not have a significant impact upon Parlex Shanghai's or Poly-Flex Circuits Limited's financial position, results of operation or outstanding debt. As of June 30, 2004, Parlex Shanghai had outstanding debt of approximately $8.9 million. As of June 30, 2004, Poly-Flex Circuits Limited had no outstanding debt.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
September 28, 2004

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
---------------------------------------------------------------------------


ASSETS                                            2004             2003

CURRENT ASSETS:
  Cash and cash equivalents                   $  1,626,275     $  1,513,523
  Accounts receivable - less allowance
   for doubtful accounts $1,337,299
   in 2004 and $949,261 in 2003                 21,999,646       13,835,589
  Inventories - net                             20,326,134       17,082,878
  Refundable income taxes                          380,615          279,381
  Deferred income taxes                             42,958          313,109
  Other current assets                           2,381,471        2,077,409
                                              ------------     ------------

      Total current assets                      46,757,099       35,101,889
                                              ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET             44,979,740       46,893,216

INTANGIBLE ASSETS - NET                             32,746        1,130,005

GOODWILL - NET                                   1,157,510        1,157,510

DEFERRED INCOME TAXES                               40,000                -

OTHER ASSETS                                     2,283,136        1,750,061
                                              ------------     ------------

TOTAL                                         $ 95,250,231     $ 86,032,681
                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt           $ 12,861,077     $  3,813,117
  Accounts payable                              16,479,547       13,396,274
  Dividends payable                                 39,317                -
  Accrued liabilities                            4,277,587        5,170,608
                                              ------------     ------------

      Total current liabilities                 33,657,528       22,379,999
                                              ------------     ------------

LONG-TERM DEBT                                  10,534,679       10,802,275
                                              ------------     ------------

OTHER NONCURRENT LIABILITIES                     1,025,091        1,187,280
                                              ------------     ------------

MINORITY INTEREST IN PARLEX SHANGHAI               570,963          415,583
                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
   authorized, 1,000,000 shares in
   2003; issued 40,625 shares in 2004
   (aggregate liquidation preference
   of $3,289,317)                                   40,625                -
  Common stock, $.10 par value -
   authorized, 30,000,000 shares in
   2004 and 2003; issued 6,632,810
   and 6,522,216 shares in 2004 and
   2003, respectively                              663,281          652,221
  Accrued interest payable in common stock          87,924                -
  Additional paid-in capital                    66,979,397       61,049,486
  Accumulated deficit                          (17,771,307)      (9,605,380)
  Accumulated other comprehensive income           499,675          188,842
  Less treasury stock, at cost - 210,000
   shares in 2004 and 2003                      (1,037,625)      (1,037,625)
                                              ------------     ------------

      Total stockholders' equity                49,461,970       51,247,544
                                              ------------     ------------

TOTAL                                         $ 95,250,231     $ 86,032,681
                                              ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------


                                                      2004             2003             2002

REVENUES:                                         $ 95,538,940     $ 82,821,151     $ 87,055,564
                                                  ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of products sold                             85,217,236       80,803,104       90,293,843
  Selling, general and administrative expenses      15,819,849       14,484,036       14,049,040
                                                  ------------     ------------     ------------

      Total costs and expenses                     101,037,085       95,287,140      104,342,883
                                                  ------------     ------------     ------------

OPERATING LOSS                                      (5,498,145)     (12,465,989)     (17,287,319)

INTEREST AND NON OPERATING INCOME (EXPENSE)
  Interest income                                       84,494           36,338          206,505
  Interest expense                                  (2,595,290)        (900,496)        (643,722)
  Non operating income                                 129,228            3,343          105,205
  Non operating expense                               (185,835)         (84,327)        (104,715)
                                                  ------------     ------------     ------------

LOSS FROM OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST                 (8,065,548)     (13,411,131)     (17,724,046)

BENEFIT FROM (PROVISION FOR) INCOME TAXES               55,001       (6,120,664)       6,855,127
                                                  ------------     ------------     ------------

LOSS BEFORE MINORITY INTEREST                       (8,010,547)     (19,531,795)     (10,868,919)

MINORITY INTEREST                                     (155,380)          14,621          481,091
                                                  ------------     ------------     ------------

NET LOSS                                          $ (8,165,927)    $(19,517,174)    $(10,387,828)
                                                  ============     ============     ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $ (8,336,994)    $(19,517,174)    $(10,387,828)
                                                  ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE                  $      (1.31)    $      (3.09)    $      (1.65)
                                                  ============     ============     ============

WEIGHTED AVERAGE SHARES                              6,369,516        6,308,542        6,303,216
                                                  ============     ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------


                                    Preferred Stock          Common Stock
                                   Shares     Amount      Shares      Amount

BALANCE, JULY 1, 2001                   -          -    6,513,216    $651,321

Comprehensive income (loss):
  Net loss                              -          -            -           -
  Other comprehensive income
 (loss), net of tax:
    Foreign currency
     translation adjustment             -          -            -           -
    Unrealized gain on
     short-term investments             -          -            -           -
  Other comprehensive income
   (loss)                               -          -            -           -
  Comprehensive income (loss)
  Distribution of earnings
   in consideration for 40%
   interest in Parlex
   Shanghai Circuits Corp.              -          -            -           -
                                   ------    -------    ---------    --------

BALANCE, JUNE 30, 2002                  -          -    6,513,216     651,321

Comprehensive loss:
  Net loss                              -          -            -           -
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation adjustment             -          -            -           -
  Comprehensive income (loss)
  Issuance of common stock
   warrants                             -          -            -           -
  Exercise of stock options             -          -        9,000         900
                                   ------    -------    ---------    --------

BALANCE, JUNE 30, 2003                  -          -    6,522,216     652,221

Comprehensive loss:
  Net loss                              -          -            -           -
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation adjustment             -          -            -           -
  Comprehensive income (loss)
Fair value of beneficial
 conversion feature on 7%
 Convertible Subordinated
   Notes                                -          -            -           -
Issuance of common stock
 warrants on 7% Convertible
 Subordinated Notes                     -          -            -           -
Issuance of common stock
 warrants in lieu of payment
 for services                           -          -            -           -
Exercise of common stock
 warrants                               -          -       75,000       7,500
Interest payable in common
 stock                                  -          -            -           -
Interest paid in  common stock          -          -       35,594       3,560
Issuance of Series A
 Preferred stock (net of
 issuance costs of $300,000)       40,625    $40,625            -           -
Fair value of common stock
 warrants issued to Series A
 Preferred Stock investors              -          -            -           -
Fair value of over-allotment
 rights granted to Series A
 Preferred Stock investors              -          -            -           -
Fair value of beneficial
 conversion feature on
 Series A Preferred Stock               -          -            -           -
Accretion of beneficial
 conversion feature on
 Series A Preferred Stock               -          -            -           -
Dividends accrued on Series
 A Preferred Stock                      -          -            -           -
                                   ------    -------    ---------    --------

BALANCE, JUNE 30, 2004             40,625    $40,625    6,632,810    $663,281
                                   ======    =======    =========    ========

See notes to consolidated financial statements.


PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------


                                 Accrued                    Retained      Accumulated
                                 Interest    Additional     Earnings         Other                    Comprehensive
                                Payable In    Paid-in     (Accumulated   Comprehensive    Treasury       Income
                               Common Stock   Capital       deficit)     Income (Loss)     Stock         (Loss)           Total

BALANCE, JULY 1, 2001           $     -    $60,897,275    $ 21,467,585    $(627,425)   $(1,037,625)                   $ 81,351,131

Comprehensive income (loss):
  Net loss                            -              -     (10,387,828)           -              -    $(10,387,828)    (10,387,828)
                                                                                                      ------------
  Other comprehensive income
   (loss), net of tax:
    Foreign currency
     translation adjustment           -              -               -            -              -         380,533         380,533
    Unrealized gain on
     short-term investments           -              -               -            -              -         (34,752)        (34,752)
                                                                                                      ------------
  Other comprehensive income
   (loss)                             -              -               -      345,781              -         345,781
                                                                                                      ------------
  Comprehensive income (loss)                                                                         $(10,042,047)
                                                                                                      ------------
  Distribution of earnings
   in consideration for 40%
   interest in Parlex
   Shanghai Circuits Corp.            -              -      (1,167,963)           -              -                      (1,167,963)
                                -------    -----------    ------------    ---------    -----------                    ------------

BALANCE, JUNE 30, 2002                -     60,897,275       9,911,794     (281,644)    (1,037,625)                     70,141,121

Comprehensive loss:
  Net loss                            -              -     (19,517,174)           -              -    $(19,517,174)    (19,517,174)
                                                                                                      ------------
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation adjustment           -              -               -      470,486              -         470,486         470,486
                                                                                                      ------------
  Comprehensive income (loss)                                                                         $(19,046,688)
                                                                                                      ------------
  Issuance of common stock
   warrants                           -        100,581               -            -              -                         100,581
  Exercise of stock options           -         51,630               -            -              -                          52,530
                                -------    -----------    ------------    ---------    -----------                    ------------

BALANCE, JUNE 30, 2003                -     61,049,486      (9,605,380)     188,842     (1,037,625)                     51,247,544

Comprehensive loss:
  Net loss                            -              -      (8,165,927)           -              -    $ (8,165,927)     (8,165,927)
                                                                                                      ------------
  Other comprehensive
   income, net of tax:
    Foreign currency
     translation adjustment           -              -               -      310,833              -         310,833         310,833
                                                                                                      ------------
  Comprehensive income (loss)                                                                         $ (7,855,094)
                                                                                                      ------------
Fair value of beneficial
 conversion feature on 7%
 Convertible Subordinated
 Notes                                -      1,035,016               -            -              -                       1,035,016
Issuance of common stock
 warrants on 7% Convertible
 Subordinated Notes                   -      1,035,016               -            -              -                       1,035,016
Issuance of common stock
 warrants in lieu of payment
 for services                         -        145,932               -            -              -                         145,932
Exercise of common stock
 warrants                             -        592,500               -            -              -                         600,000
Interest payable in common
 stock                           87,924              -               -            -              -                          87,924
Interest paid in common stock         -        251,389               -            -              -                         254,949
Issuance of Series A
 Preferred stock (net of
 issuance costs of $300,000)          -      2,327,375               -            -              -                       2,368,000
Fair value of common stock
 warrants issued to Series A
 Preferred Stock investors            -        486,000               -            -              -                         486,000
Fair value of over-allotment
 rights granted to Series A
 Preferred Stock investors            -         96,000               -            -              -                          96,000
Fair value of beneficial
 conversion feature on
 Series A  Preferred Stock            -       (131,750)              -            -              -                        (131,750)
Accretion beneficial
 conversion feature on
 Series A  Preferred Stock            -        131,750               -            -              -                         131,750
Dividends accrued on Series
 A Preferred Stock                    -        (39,317)              -            -              -                         (39,317)
                                -------    -----------    ------------    ---------    -----------                    ------------

BALANCE, JUNE 30, 2004          $87,924    $66,979,397    $(17,771,307)   $ 499,675    $(1,037,625)                   $ 49,461,970
                                =======    ===========    ============    =========    ===========                    ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                                                      2004                2003                2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (8,165,927)      $ (19,517,174)      $ (10,387,828)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Non-cash operating items:
    Depreciation of property, plant and equipment                   5,476,718           6,462,860           6,422,514
    Deferred income taxes                                             270,151           6,136,006          (4,593,804)
    Amortization of deferred loss on sale-leaseback,
     deferred financing costs and intangible assets                 1,015,856              50,290                   -
    Facility exit costs                                               (16,943)                  -           1,480,000
    Interest payable in common stock                                  342,872                   -                   -
    Loss on property, plant and equipment                                   -             621,052             173,828
    Gain on sale of China land use rights                             (86,531)                  -                   -
    Minority interest                                                 155,380             (14,621)           (481,091)
    Changes in current assets and liabilities:
      Accounts receivable - net                                    (7,988,277)          3,929,857            (115,019)
      Inventories                                                  (3,089,396)            594,604           1,771,999
      Refundable income taxes                                        (101,234)          1,530,721           1,111,043
      Other assets                                                   (803,198)            488,248          (1,107,309)
      Accounts payable and accrued liabilities                      1,596,760            (101,863)          3,195,360
                                                                 ------------       -------------       -------------
        Net cash (used in) provided by operating activities       (11,393,769)            179,980          (2,530,307)
                                                                 ------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Poly-Flex subsidiary                                       -                   -             525,000
  Acquisition of minority interest in Parlex Shanghai                       -                   -          (4,485,095)
  Sale and maturity of available for sale securities                        -                   -           5,498,951
  Sale of China land use rights                                     1,179,145                   -                   -
  Net proceeds from sale-leaseback of Poly-Flex facility                    -           2,927,213                   -
  Additions to property, plant, equipment and other assets         (2,476,939)         (2,244,008)         (5,243,605)
                                                                 ------------       -------------       -------------
        Net cash (used for) provided by investing activities       (1,297,794)            683,205          (3,704,749)
                                                                 ------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                         66,330,752          23,063,796          28,975,378
  Payment of bank loans                                           (63,178,573)        (29,305,450)        (24,243,584)
  Proceeds from sale-leaseback of Methuen facility                    750,000           5,019,219                   -
  Cash received for interest on sale-leaseback note receivable        134,712                   -                   -
  Payment of Methuen sale-leaseback financing obligation             (309,064)                  -                   -
  Payment of capital lease                                            (38,544)                  -                   -
  Proceeds from convertible note, net of issuance costs of
   approximately $674,000                                           5,513,697                   -                   -
  Proceeds from series A preferred stock issuance, net of
   issuance costs of approximately $300,000                         2,950,000                   -                   -
  Exercise of common stock warrants                                   600,000                   -                   -
  Exercise of stock options                                                 -              52,530                   -
                                                                 ------------       -------------       -------------
        Net cash provided by (used for) financing activities       12,752,980          (1,169,905)          4,731,794
                                                                 ------------       -------------       -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                51,335              35,218              84,297
                                                                 ------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  112,752            (271,502)         (1,418,965)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,513,523           1,785,025           3,203,990
                                                                 ------------       -------------       -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  1,626,275       $   1,513,523       $   1,785,025
                                                                 ============       =============       =============

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease obligations, long-term
   debt, and accounts payable                                    $    822,439       $     148,806       $   1,474,311
                                                                 ============       =============       =============
  Issuance of stock warrants in connection with
   Silicon Valley Bank debt                                      $          -       $     100,581       $           -
                                                                 ============       =============       =============
  Issuance of stock warrants in connection with issuance
   of convertible debt                                           $  1,180,948       $           -       $           -
                                                                 ============       =============       =============
  Beneficial conversion feature associated with convertible
   debt                                                          $  1,035,016       $           -       $           -
                                                                 ============       =============       =============
  Interest payable in common stock                               $    342,872       $           -       $           -
                                                                 ============       =============       =============
  Issuance of stock warrants in connection with issuance
   of preferred stock                                            $    486,000       $           -       $           -
                                                                 ============       =============       =============
  Issuance of over-allotment rights in connection with
   issuance of preferred stock                                   $     96,000       $           -       $           -
                                                                 ============       =============       =============
  Accrual of preferred stock dividends                           $     39,317       $           -       $           -
                                                                 ============       =============       =============
  Beneficial conversion feature associated with preferred
   stock                                                         $    131,750       $           -       $           -
                                                                 ============       =============       =============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
---------------------------------------------------------------------------


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

Basis of Presentation - As shown in the consolidated financial statements, the Company incurred net losses of $8,165,927 and $19,517,174 and used $11,393,769 and provided $179,980 in cash from operations for the fiscal years ended June 30, 2004 and 2003, respectively. In addition the Company had an accumulated deficit of $17,771,307 at June 30, 2004.

In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, the Company transferred its high volume automated surface mount assembly line from its Cranston, Rhode Island facility to China. In August 2004, the Company announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits which were previously manufactured by Delphi in its Irvine, California facility. Management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from the Company's domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding the Company's products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor, general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

In 2003 and 2004, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with financing to support its current working capital needs. Working capital requirements, particularly those to support the growth in the Company's China operations, consumed $10.4 million of a total $11.4 million of cash used in operations during 2004. In September 2004, the Company secured a new $5 million asset based working capital agreement with the Bank of China which provides standalone financing for its China operations. In addition, in May and June of 2004 the Company received net proceeds of approximately $2.95 million net from the sale of Series A convertible preferred stock. Management continues to evaluate alternative financing opportunities to further improve its liquidity and to fund working capital needs. Management believes that the Company's cash on hand and the cash expected to be generated from operations will be sufficient to enable the Company to meet its operating obligations through June 2005. If the Company requires additional or new external financing to repay or refinance its existing financing obligations or fund its working capital requirements, the Company believes that it will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on the Company's operations. At June 30, 2004, the Company is in compliance, and expects to remain in compliance, with all of its financial covenants associated with its financing arrangements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly owned subsidiaries and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 13)

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Management's estimates are primarily based on historical experience. Estimates include reserves for accounts receivables, inventory and deferred taxes, useful lives of property, plant, and equipment, certain variables used to value stock options and warrants, certain accrued liabilities including self-insured health insurance claims, and the Company's effective tax rate. The self-insured health claims are subject to certain individual and aggregate stop loss limits. Actual results could differ from those estimates.

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

Short-Term Investments - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At July 1, 2001, the Company had categorized all securities as "available-for-sale", since the Company could liquidate those investments currently. In calculating realized gains and losses, cost is determined using the specific-identification method. SFAS No. 115 requires that unrealized gains and losses on available-for-sale securities be excluded from earnings and reported in a separate component of stockholders' equity. The purchase and sale of available-for-sale securities' activity in 2002 primarily consisted of corporate bond securities.

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


                                2004            2003

Raw materials                $ 8,729,132     $ 7,736,473
Work in process                9,444,722       8,285,396
Finished goods                 5,049,796       4,034,733
                             -----------     -----------

Total cost                    23,223,650      20,056,602
Reserve for obsolescence      (2,897,516)     (2,973,724)
                             -----------     -----------
Inventory, net               $20,326,134     $17,082,878
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

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                                      June 30,         June 30,
                                                        2004             2003

Land and land improvements                          $    589,872     $    589,872
Buildings                                             18,543,295       18,543,295
Machinery and equipment                               64,348,226       59,625,945
Leasehold improvements and other                       6,695,173        6,321,658
Construction in progress                               2,902,141        4,591,458
                                                    ------------     ------------

Total cost                                            93,078,707       89,672,228
Less: accumulated depreciation and amortization      (48,098,967)     (42,779,012)
                                                    ------------     ------------
Property, plant and equipment, net                  $ 44,979,740     $ 46,893,216
                                                    ============     ============


Goodwill and Other Intangible Assets - The Company recorded goodwill in connection with its acquisition of a 40% interest in Parlex Shanghai (see
Note 13), and its 1999 acquisition of Parlex-Dynaflex ("Dynaflex"). The Company accounts for goodwill under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, the Company determined it has one reporting unit. The Company evaluates goodwill for impairment by comparing Parlex's market capitalization, as adjusted for a control premium, to its recorded net asset value. If the Company's market capitalization, as adjusted for a control premium, is less than its recorded net asset value, the Company will further evaluate the implied fair value of its goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and the Company will record an impairment charge against the goodwill, if required, in its results of operations in the period such determination was made. Since Parlex's market capitalization, as adjusted, exceeded its recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, the Company has concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at June 30, 2004 and 2003.

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

Research and Development - Research and development costs are expensed as incurred and amounted to approximately $6,100,000, $5,500,000 and $6,145,000 for the years ended June 30, 2004, 2003 and 2002, respectively. These amounts are reflected in the Company's cost of products sold.

Stock-Based Compensation - The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant. SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted loss per share would have been as follows at June 30:


                                                                 2004              2003              2002

Net loss attributable to common stockholders                 $(8,336,994)      $(19,517,174)     $(10,387,828)
Add stock-based compensation expense
 included in reported net loss                                         -                  -                 -
Deduct stock-based compensation expense
 determined under the fair-value method                         (620,441)          (717,683)         (845,172)
                                                             -----------       ------------      ------------
Net loss attributable to common stockholders - pro forma     $(8,957,435)      $(20,234,857)     $(11,233,000)
                                                             -----------       ------------      ------------

Basic and diluted loss per share - as reported               $     (1.31)      $      (3.09)     $      (1.65)
Basic and diluted loss per share - pro forma                       (1.41)             (3.21)            (1.78)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


                                              2004          2003          2002

Average risk-free interest rate             2.4%          2.6%          4.1%
Expected life of option grants              3.5 years     3.5 years     3.5 years
Expected volatility of underlying stock     73%           67%           74%
Expected dividend rate                      None          None          None

The weighted-average fair value of options granted in 2004, 2003 and 2002 was $4.44, $5.53, and $6.72, respectively.

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

The net loss attributable to common stockholders for each period is as follows:

                                                                              2004             2003              2002

Net loss                                                                  $(8,165,927)     $(19,517,174)     $(10,387,828)
Dividends accrued on Series A Preferred Stock                                 (39,317)                -                 -
Accretion of beneficial conversion feature on Series A Preferred Stock       (131,750)                -                 -
                                                                          -----------      ------------      ------------
Net loss attributable to common stockholders                              $(8,336,994)     $(19,517,174)     $(10,387,828)
                                                                          ===========      ============      ============

A reconciliation between shares used for computation of basic and dilutive loss per share is as follows:


                                                    2004          2003          2002

Shares for basic computation                      6,369,516     6,308,542     6,303,216
Effect of dilutive stock options and warrants             -             -             -
                                                  ---------     ---------     ---------
Shares for dilutive computation                   6,369,516     6,308,542     6,303,216
                                                  =========     =========     =========

Antidilutive shares were not included in the per-share calculations for the years ended 2004, 2003 and 2002 due to the reported net losses for those years. Antidilutive shares totaled approximately 1,052,000, 533,000 and 471,000 in 2004, 2003 and 2002, respectively. All antidilutive shares relate to outstanding stock options except for 484,625 and 25,000 antidilutive shares in 2004 and 2003, respectively relating to warrants issued in connection with certain debt and equity financings (see Note 10).

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

Recent Adoption of Accounting Pronouncements - On July 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

3.    SALES-LEASEBACK OF PROPERTY, PLANT AND EQUIPMENT

On June 12, 2003, the Company entered into two sale-leaseback transactions with an unrelated party as follows:

Parlex Corporate Headquarters and Manufacturing Facility ("Methuen
Facility")

Parlex sold its 172,216 square foot corporate headquarters and manufacturing facility in Methuen, Massachusetts, consisting of land, land improvements, building and building improvements for a total maximum purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 ("Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. In June 2004, the Company received $750,000, reducing the principal balance of the promissory note to $1,900,000. The Note is due on June 30, 2006, with a one-year extension at the sole option of the buyer. The Note is payable to Parlex only if no "Special Defaults" (as defined in the Purchase and Sale Agreement) occur on or before the maturity date of the Note. The interest rate on the Note increases one percent each year from five percent in the first year to a maximum of eight percent if the buyer exercises the extension option. The Note is secured by a pledge of 100% of the ownership interest in the Delaware limited liability company that owns the Methuen Facility. Under the Earn Out Clause, Parlex will receive $200,000 on June 30, 2004 and on each June 30th thereafter through and including June 30, 2009, up to a maximum of $1,000,000, if and only if for the immediately preceding 12-month period Parlex has met certain financial milestones (as defined therein). In the event that Parlex does not meet the financial milestones as of the end of a particular fiscal year, then the $200,000 installment shall be deferred without interest until the end of the next fiscal year. The buyer's obligations to pay any and all unpaid portions of the Earn Out including all deferrals terminates on June 30, 2009. Parlex did not earn any monies under the Earn Out Clause on June 30, 2004.
The net proceeds received in fiscal 2003 of approximately $5.0 million from the sale were used to repay existing bank debt and provide additional working capital to fund its operations.

Under the terms of the Purchase and Sale Agreement, Parlex simultaneously entered into a written lease for a period of 15 years for the Methuen Facility. The lease may be extended, at Parlex's option, for two additional five-year periods upon 12 months written notice prior to the applicable lease expiration date. The annual base rent for each five-year extension is equal to the greater of (a) the annual base rent then being paid under the lease or (b) 95% of the then prevailing market rate for a five-year lease of similar space in the same market. In addition to the base rent, Parlex is responsible for the payment of all real estate taxes and other operating costs of the Methuen Facility. Beginning on July 1, 2009 and continuing through June 30, 2015, Parlex has the option to purchase the Methuen Facility for its then fair market value, subject to a minimum agreed value of $12,000,000.

As the repurchase option contained in the lease and the receipt of a promissory note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. Accordingly, the Company recorded the $5,350,000 payment received during 2003 as a finance obligation at June 30, 2003 (see Note 7). Payments received on the $2,650,000 promissory note and related interest thereon, and the $1,000,000 under the Earn Out Clause are recorded as increases to the finance obligation. The monthly lease payments are recorded as a reduction to the finance obligation. The interest portion of the future monthly lease payments, determined based upon the Company's cost of borrowing, (14.1% at June 12, 2003), is recorded as interest expense. The closing costs for the transaction of $362,000 have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

Poly-Flex Circuits, Inc. ("Poly-Flex") Operating Facility ("Poly-Flex
Facility")

Poly-Flex, a wholly owned subsidiary of Parlex, sold its 54,580 square foot operating facility in Cranston, Rhode Island, consisting of land, land improvements, building and building improvements for a total purchase price of $3,000,000 in cash. The net proceeds of approximately $2,927,000 from the sale were used to repay existing bank debt and provide additional working capital to fund operations. At the time of sale, the Poly-Flex Facility had a fair market value of approximately $4,440,000, based on an April 2003 independent third party appraisal, and a net book value of approximately $4,313,000. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The lease may be extended, at Poly-Flex's option, for two additional five-year periods upon 12 months written notice prior to the applicable lease expiration date. The annual base rent for each five-year extension is equal to 102.5% of the annual base rent for the immediately preceding lease year. In addition to the base rent, Poly-Flex is responsible for the payment of all real estate taxes and other operating costs of the Poly-Flex Facility. Parlex guarantees all payments under the Poly-Flex lease. Poly-Flex may terminate the lease early by delivery of written notice on or before September 30, 2004 and the payment of an early termination fee of approximately $353,000. In the event Poly-Flex exercises its early termination rights, the lease term shall terminate on June 30, 2006. Poly-Flex does not intend on exercising its early termination option.

Since neither Poly-Flex nor the Company has any continuing involvement in the Poly-Flex Facility after the sale, the transaction has been accounted for using sale-leaseback accounting. The Company recorded no immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets on the consolidated balance sheets. The deferred loss is being amortized to lease expense over the initial five-year lease term (Note 5).

4.    INTANGIBLE ASSETS, NET

      Intangible assets at June 30 consisted of:


                               2004         2003

Land use rights              $      -     $1,145,784
Patents                        58,560         58,560
                             --------     ----------

Total cost                     58,560      1,204,344
Accumulated amortization      (25,814)       (74,339)
                             --------     ----------

Intangible assets, net       $ 32,746     $1,130,005
                             ========     ==========

In December 2001, Parlex (Shanghai) Interconnect Products Co., Ltd.("Parlex Interconnect"), the Company's second tier subsidiary, purchased land use rights for a parcel of land located in the People's Republic of China to potentially expand its operations within China. The rights were being amortized over their maximum life of 50 years as allowed by Chinese law.
In July 2003, Parlex Interconnect sold its land use rights in China for approximately $1.2 million and recognized a gain of approximately $87,000, which is included in operating loss for the year ended June 30, 2004.

The Company has reassessed the remaining useful lives of the intangible assets, which consist only of patent costs, at June 30, 2004 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $4,645, $25,822 and $14,376, respectively.

The estimated amortization expense, for each of the fiscal years subsequent to June 30, 2004 is as follows:


               Amortization Expense
               --------------------
                     Patents
                     -------

2005                 $ 2,928
2006                   2,928
2007                   2,928
2008                   2,928
2009                   2,928
Thereafter            18,106
                     -------
Total                $32,746
                     =======


5.    OTHER ASSETS

Other assets at June 30 consisted of:


                                                                                   2004           2003

Deferred loss on sale-leaseback of Poly-Flex Facility, net                      $1,087,606     $1,362,370
Deferred financing costs on sale-leaseback of Methuen facility (see Note 3)        361,700        203,353
Deferred financing costs on the Loan Security Agreement (see Note 7)               267,722        138,081
Deferred financing costs on Convertible Subordinated Note (see Note 7)             673,930              -
Other                                                                              160,650         48,019
                                                                                ----------     ----------
Total cost                                                                       2,551,608      1,751,823
Less: accumulated amortization                                                    (268,472)        (1,762)
                                                                                ----------     ----------
Total Other Assets, net                                                         $2,283,136     $1,750,061
                                                                                ==========     ==========

The deferred loss on the Poly-Flex facility (Note 3) is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, for the years ended June 30, 2004 and 2003 was $274,764 and $11,448, respectively.

Amortization of deferred financing costs for the years ended June 30, 2004 and 2003 was $266,710 and $1,762, respectively.

6.    ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of:


                                    2004           2003

Payroll and related expenses     $1,139,867     $1,573,551
Professional fees                   151,030        737,698
Facility exit costs                 136,952        583,521
Accrued health insurance            399,922        553,521
Commissions                         639,336        412,302
Other                             1,810,480      1,310,015
                                 ----------     ----------

Total                            $4,277,587     $5,170,608
                                 ==========     ==========

In June 2002, management committed to a plan to consolidate, exit and relocate certain of its manufacturing operations. At June 30, 2002, Parlex had accrued facility exit costs of $1,480,000 relating to these exit activities. No amounts were paid as of June 30, 2002.

The following is a summary of the facility exit costs activity during 2003 and 2004:


                                    Facility                 2003 Activity                 Facility
                                   Exit Costs     -------------------------------------    Exit Costs
                                     Accrued        Cash          Asset       Change        Accrued
                                  June 30, 2002   Payments     Write-offs  in Estimates  June 30, 2003
                                  -------------   --------     ----------  ------------  -------------

Lease costs                        $  656,000    $(216,145)    $       -      $     -      $439,855
Leasehold improvements                573,767            -      (573,767)           -             -
Facility refurbishment costs          141,233            -             -        2,433       143,666
Lease termination penalty             109,000     (106,567)            -       (2,433)            -
                                   ----------    ---------     ---------      -------      --------
Total                              $1,480,000    $(322,712)    $(573,767)     $     -      $583,521
                                   ==========    =========     =========      =======      ========


                                    Facility                 2004 Activity                 Facility
                                   Exit Costs     -------------------------------------    Exit Costs
                                     Accrued        Cash          Asset       Change        Accrued
                                  June 30, 2003   Payments     Write-offs  in Estimates  June 30, 2004
                                  -------------   --------     ----------  ------------  -------------

Lease costs                        $  439,855    $(456,798)    $       -      $16,943      $      -
Facility refurbishment costs          143,666       (6,714)            -            -       136,952
                                   ----------    ---------     ---------      -------      --------
Total                              $  583,521    $(463,512)    $       -      $16,943      $136,952
                                   ==========    =========     =========      =======      ========

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

During fiscal 2004, lease costs of $456,798 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period July 1, 2003 through June 30, 2004, were paid and charged to the facility exit costs accrual. The remaining accrued facility exit costs at June 30, 2004 represents the estimated costs to refurbish the facility.

7.  INDEBTEDNESS

Long-term debt at June 30 consisted of:


                                                                2004            2003

Loan and security agreement                                  $ 3,618,091     $ 3,306,150
Parlex Shanghai term notes                                     8,870,792       2,175,645
Finance obligation on sale-leaseback of Methuen Facility       5,909,245       5,333,597
Convertible subordinated notes                                 4,404,351               -
Parlex Interconnect term note                                          -       3,800,000
Other                                                            593,277               -
                                                             -----------     -----------

Total long-term debt                                          23,395,756      14,615,392

Less: current portion of long-term debt                       12,861,077       3,813,117
                                                             -----------     -----------

Long-term debt                                               $10,534,679     $10,802,275
                                                             ===========     ===========

A summary of the current portion of our long term debt described above is as follows:


                                                                2004            2003

Loan and security agreement                                  $ 3,618,091     $         -
Parlex Shanghai term notes                                     8,870,792       2,175,645
Finance obligation on sale-leaseback of Methuen Facility         263,849         337,472
Parlex Interconnect term note                                          -       1,300,000
Other                                                            108,345               -
                                                             -----------     -----------

Total current portion of long-term debt                      $12,861,077     $ 3,813,117
                                                             ===========     ===========

The scheduled maturities for long-term debt, excluding sale lease back and capital lease obligations, at June 30, 2004 are $12,488,883 in fiscal year 2005, $0 in fiscal 2006 and fiscal 2007 and $4,404,351 in fiscal 2008.

Interest paid during the years ended June 30, 2004, 2003 and 2002 was approximately $1,371,000, $767,000 and $625,000, respectively.

The weighted average interest rate on the Company's short-term borrowings as of June 30, 2004 and 2003 is 5.561% and 4.826% respectively.

Loan and Security Agreement (the "Loan Agreement") - The Company executed the Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of the Company's assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. As of June 30, 2004, the Company had a $1,000,000 letter of credit outstanding. The

Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, the Company executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, the Company executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required the Company to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement will be increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, the Company entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of the Company's subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and its principal subsidiaries. On May 10, 2004, the Company executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, the Company executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of the Company's subsidiaries to borrow up to $5,000,000 in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.0% at June 30, 2004) plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, the Company executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. All other terms and conditions of the Loan Agreement remain the same. As of June 30, 2004, the Company was in compliance with its financial covenants. At June 30, 2004, the Company had available borrowing capacity under the Loan Agreement of approximately $4.4 million. As the available borrowing capacity exceeded $750,000 at June 30, 2004, none of the Company's cash balance was subject to restriction at June 30, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement are classified as current liabilities in the accompanying consolidated balance sheets as of June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if such borrowing are: 1) refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) will not require the use of working capital within one year. At June 30, 2003, the balance outstanding under the Loan Agreement was properly classified as long-term debt as a result of the refinancing of such debt on a long-term basis with the proceeds of the 7% Convertible Notes.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note total $1.2 million as of June 30, 2004. The note was retired in August 2004. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note total $605,000 as of June 30, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 and November 10, 2004, totaling $1.8 million, bearing interest at 5.31% and guaranteed by Parlex Interconnect. On February 13, 2004 and March 2, 2004 Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under these short-term notes as of June 30, 2004 totaled $3.8 million. These notes replaced a similar short-term note that terminated on February 25, 2004. On March 5, 2004, Parlex

Shanghai entered into a short-term bank note, due January 5, 2005, bearing interest at LIBOR plus 2.5% and guaranteed by the Company's subsidiary Parlex Asia Pacific Ltd, ("Parlex Asia"). Amounts outstanding under this short-term note as of June 30, 2004 totaled $1.5 million. The Company believes that it will be able to obtain the necessary refinancing of its Parlex Shanghai short term debt because of the Company's history of successfully refinancing its short term Chinese borrowings and its rapidly improving Chinese operating results. In fiscal 2004, revenues from its Chinese operations grew 65%. The Company expects similar revenue growth and improved profitability in China during fiscal 2005.

Parlex Interconnect Term Notes - In June 2002, Parlex Interconnect executed a $5,000,000 Loan Agreement (the "CITIC Loan Agreement") with CITIC Ka Wah Bank. As a condition of the approval of this CITIC Loan Agreement, Parlex Asia , and the Company provided a guarantee of the payment of this loan. Under the provisions of its guarantee, the Company is required to comply with certain financial covenants. In March 2004, Parlex Interconnect retired the outstanding balance of the CITIC term note.

Parlex Asia Banking Facility - Subsequent to June 30, 2004, on September
15, 2004 Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2%. The Company anticipates utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

Finance Obligation on Sale Leaseback of Methuen Facility - As described in
Note 3, in June 2003, Parlex sold its Methuen Facility for a purchase price of $9,000,000 which consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 (the "Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. In June 2004, Parlex received $750,000 reducing the principal balance of the promissory note to $1,900,000. Under the terms of the Purchase and Sale Agreement, Parlex simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

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

Convertible Subordinated Notes - On July 28, 2003, Parlex sold an aggregate $6,000,000 of its 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to pay down amounts borrowed under the Company's Loan Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of Parlex common stock. The number of shares of common stock to be issued is calculated by dividing the accrued quarterly interest by a conversion price, which was initially established at $8.00 per share. The conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Company has concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative.

The Company recorded accrued interest payable on the Notes of $87,924 within stockholders' equity at June 30, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, the Company issued a total of 35,594 shares of common stock in October 2003, January and April

2004 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in July 2004 as payment for the interest accrued at June 30, 2004.

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

8.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at June 30 consisted of:


                                      2004           2003

Deferred income taxes (Note 9)     $  321,111     $  353,822
Deferred compensation                 703,980        833,458
                                   ----------     ----------

                                   $1,025,091     $1,187,280
                                   ==========     ==========

Deferred compensation of $182,000 is to be paid within one year and is included within accrued liabilities in the consolidated balance sheet at June 30, 2004 and 2003.

9.    INCOME TAXES

Income (loss) before income taxes consisted of:


                 2004             2003              2002

Domestic     $(9,674,952)     $(13,336,692)     $(16,345,891)
Foreign        1,609,404           (74,439)       (1,378,155)
             -----------      ------------      ------------

Total        $(8,065,548)     $(13,411,131)     $(17,724,046)
             ===========      ============      ============

The benefit (provision) for income taxes consisted of:


                                         2004             2003            2002

Current:
                            State     $   (71,746)    $          -     $        -
                          Federal               -           37,450      2,288,093
                          Foreign         (81,942)         (22,108)       (17,771)
                                      -----------     ------------     ----------
                                         (153,688)          15,342      2,270,322
Deferred Tax:
                            State        (147,057)        (309,118)        83,844
                          Federal      (1,010,106)      (1,064,739)       475,116
                          Foreign          32,711                -        (41,919)
                                      -----------     ------------     ----------
                                       (1,124,452)      (1,373,857)       517,041
Tax Credits:
                            State         938,079          219,717        451,712
                          Federal         855,226          (74,057)     1,408,981
                                      -----------     ------------     ----------
                                        1,793,305          145,660      1,860,693

Tax Benefit from (Utilization of)
 Operating Loss Carryforwards:

                            State         889,444          783,503        327,262
                          Federal       3,797,948        5,763,269      2,066,700
                          Foreign        (230,151)               -        313,109
                                      -----------     ------------     ----------
                                        4,457,241        6,546,772      2,707,071

Valuation Allowance                    (4,917,405)     (11,454,581)      (500,000)
                                      -----------     ------------     ----------

Total                                 $    55,001     $ (6,120,664)    $6,855,127
                                      ===========     ============     ==========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                     2004       2003       2002

Statutory federal income tax rate                    (34)%      (34)%      (34)%
State income taxes, net of federal tax benefit         1         (4)        (3)
Tax credits                                          (22)        (4)        (5)
Foreign income taxed at lower rates                   (3)         1          -
Change in valuation allowance on U.S. net
 deferred tax assets                                  61         85          3
Other                                                 (4)         2          -
                                                     ---        ---        ---

Effective income tax rate                             (1)%       46 %      (39)%
                                                     ===        ===        ===

No provision for U.S. income taxes has been recorded on the undistributed earnings of the Company's subsidiary, Poly-Flex Circuits Limited
(approximately $590,000 at June 30, 2004), because such amounts are considered permanently invested.

Deferred income tax assets and liabilities at June 30 are attributable to the following:


                                                    2004             2003

Deferred tax assets:
  Inventories                                   $  1,128,602     $  1,158,285
  Allowance for doubtful accounts                    287,290          209,073
  Accruals                                           564,341        1,068,666
  Deferred compensation                              332,854          395,528
  Domestic net operating loss carryforwards       15,599,347       11,000,747
  Foreign net operating loss carryforwards            82,958          313,109
  Valuation allowance                            (17,071,986)     (12,154,581)
  Tax credit carryforwards                         4,642,715        3,166,747
  Other                                              132,435          157,742
                                                ------------     ------------

                                                   5,698,556        5,315,316
                                                ------------     ------------

Deferred tax liabilities:
  Depreciation                                     5,416,100        4,706,771
  Deferred loss on sale leaseback                    423,630          530,652
  Prepaid expenses                                    96,445          117,749
  Other                                                  534              857
                                                ------------     ------------

                                                   5,936,709        5,356,029
                                                ------------     ------------

Net deferred tax liability                      $    238,153     $     40,713
                                                ============     ============

As a result of its history of operating losses and uncertain future operating results, the Company determined in 2003 that it was more likely than not that certain historic and current year income tax benefits would not be realized. Consequently, the Company established a valuation allowance against all of its U.S. deferred tax assets in that year and has not given recognition to these tax assets in the accompanying financial statements at June 30, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

Tax credit carryforwards consist primarily of research and development, and investment tax credits available for state and federal purposes. To the extent the credits are not currently utilized on the Company's tax returns, deferred tax assets, subject to the considerations about the need for a valuation allowance, and are recognized for the carryforward amounts. Research and development tax credits, if not utilized, will expire in the years 2008 through 2024. The Company's investment credits do not expire and can be carried forward indefinitely.

At June 30, 2004, the Company has recorded net deferred tax assets of $82,958 related to foreign net operating loss carryfowards and net deferred tax liabilities of $321,111 related to depreciation timing differences related to foreign jurisdictions.

At June 30, 2004, the Company has available federal and state net operating loss carryforwards of approximately $38,000,000 and $55,000,000, respectively, expiring beginning in 2022 and 2006, respectively. The Company has available foreign net operating losses carryforwards of $550,000, which do not expire.

Income tax payments of approximately $60,406, relating to certain state jurisdictions, were made in 2004. Income tax refunds of approximately $317,337, $1,489,000 and $3,348,000 were received in 2004, 2003 and 2002, respectively. The income tax refunds are primarily due to tax credit refunds and the carryback of the Company's 2003 and 2002 state and federal net operating losses to prior years' tax periods.

10.   STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock - On May 7, 2004 and June 8, 2004, the Company completed a private placement of 40,625 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants entitling holders to purchase 203,125 shares of common stock at $80.00 per unit for proceeds of approximately $2,950,000, net of issuance costs of approximately $300,000. In connection with the private placement, investors received rights to purchase additional shares of the Series A Preferred Stock (the "Over-Allotment Right"). The warrants are exercisable immediately at an exercise price of $8.00 per share (subject to adjustment for certain dilutive events) and expire on May 7, 2007 and June 8, 2007. The Over-Allotment Right allows each investor to purchase additional shares of Series A Preferred Stock in an amount up to 20% of the original purchase and on the same terms as the original purchase. The Over-Allotment right expires on November 7, 2004 and December 8, 2004.

The Series A Preferred Stock is redeemable at the option of the Company on the third anniversary of the closing, upon 30 days notice to the holders, in whole but not in part, at $80.00 per share (subject to adjustment for certain dilutive events) together with all accrued but unpaid dividends to the redemption date. The Series A Preferred Stockholders have no voting rights.

Each share of Series A Preferred Stock is only convertible into 10 shares of common stock at the option of the holder at any time, until 20 days following the date on which the Company first mails its notice of redemption, if any. The initial conversion price of $8.00 is adjusted for certain dilutive events. The Series A Preferred Stock is subject to mandatory conversion if the Company's common stock price closes above $12.00 per share for twenty (20) consecutive trading days.

The Series A Preferred Stock is entitled to receive cumulative dividends at an annual rate of 8.25% ($6.60 per share), payable quarterly in cash or shares of common stock or a combination of cash and stock at the election of the Company. In the event the Company does not exercise its right to redeem the Series A Preferred Stock on the third anniversary, the dividend rate shall increase to 14% ($11.20 per share) per annum payable quarterly exclusively in cash.

The Preferred Stock also entitles the holders thereof to a preferential payment in the event of the Company's voluntary or involuntary liquidation, dissolution or winding up. Specifically, in any such case, the holders of Preferred Stock shall be entitled to be paid, out of the Company's assets that are available for distribution to our shareholders, the sum of $80.00 per share of Preferred Stock held or $3,250,000, plus all accrued and unpaid dividends thereon, prior to any payments being made to holders of our common stock. The $80.00 per share liquidation preference payment amount is subject to equitable adjustment for stock splits, stock dividends, combinations, reorganizations and similar events effecting the shares of Preferred Stock.

As the original price of $80.00 included a share of Series A Preferred Stock, a warrant to purchase 5 shares of common stock and the Over-Allotment Right, the Company used the relative fair value method to record the transaction. Accordingly, $2,668,000, $486,000 and $96,000 of the gross proceeds were attributed to the 40,625 shares of Series A Preferred Stock, the 203,125 common stock warrants and the Over-Allotment Right, respectively. Since 38,750 shares of Series A Preferred Stock were issued for an effective purchase price of $6.56 per share, which was lower than the fair market value of the common stock at the date of closing, the investors realized a beneficial conversion feature of approximately $131,750. Accordingly, the beneficial conversion feature and the relative fair value of the warrants and Over-Allotment Right have been recorded as an increase to additional paid-in capital. The beneficial conversion feature was immediately accreted, in accordance with EITF 00-27 "Application of Issue
No. 98-5 to Certain Convertible Instruments".

Common Stock Warrants - The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at June 30, 2004:


                                Weighted-Average
Fiscal Year       Number            Exercise          Expiration
  Granted       Outstanding          Price               Date
-----------     -----------     ----------------      ----------

2003               25,000            $6.89           June 10, 2008
2004              225,000             8.00           July 28, 2007
2004               31,500             8.00           July 28, 2008
2004              193,750             8.00           May 7, 2007
2004                9,375             8.00           June 8, 2007
                  -------            -----

Total             484,625            $7.94
                  =======            =====

Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to Silicon Valley Bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which was recorded as a deferred financing cost and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the years ended June 30, 2004 and 2003 was $50,300 and $2,800, respectively.

In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase 331,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $146,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the 4-year life of the Note and totaled $258,700 for the year ended June 30, 2004.

In connection with the sale of the Series A Convertible Preferred Stock, the investors received common stock purchase warrants for an aggregate of 203,125 shares of common stock at an initial exercise price of $8.00 per share. The conversion price of the Preferred Stock and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and certain combinations.

Stock Option Plans - The Company has incentive and nonqualified stock option plans covering officers, key employees and non-employee directors. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Non-employee directors receive an automatic grant of 1,500 options annually. Additionally, grants of up to 2,250 options annually, per director, may also be made at the discretion of the Board of Directors. During 2002, the Board of Directors granted 500 options to one member based on his participation on several Board committees. No other discretionary grants were made to the directors in 2004, 2003 or 2002. Nonqualified stock options may be granted at fair market value or at a price determined by the Board of Directors, depending on the plan. No options awarded to date by the Board of Directors have been granted at an exercise price that is less than the fair market value of the common stock at the date of grant.

At June 30, 2004, there were 740,418 shares reserved for future issuance upon exercise of grants under its plans.

The following is a summary of activity for all of the Company's stock option plans:


                        Options                      Options
                      Outstanding                  Exercisable
                  ---------------------     ------------------------
                              Weighted-                    Weighted-
                               Average                      Average
                  Shares      Exercise                     Exercise
                  Under       Price Per       Shares       Price Per
                  Option        Share       Exercisable      Share

July 1, 2001      328,000      $15.76         154,562       $15.33

  Granted         160,800       12.30
  Exercised       (18,050)      14.53
                  -------      ------

June 30, 2002     470,750       14.63         229,370        15.56

  Granted         126,150       11.21
  Surrendered     (80,125)      18.90
  Exercised        (9,000)       5.84
                  -------      ------

June 30, 2003     507,775       13.26         253,115        14.51

  Granted          91,000        8.40
  Surrendered     (31,000)      12.30
                  -------      ------

June 30, 2004     567,775      $12.54         346,838       $13.83
                  =======      ======

The following table sets forth information regarding options outstanding at June 30, 2004:


                                Options Outstanding              Options Exercisable
                     ----------------------------------------    -------------------
                                     Weighted-
                                      Average       Weighted-              Weighted-
                                     Remaining      Average                 Average
    Exercise            Number      Contractual     Exercise                Exercise
     Prices          Outstanding    Life (Years)     Price       Number      Price

$ 5.67 - $ 6.67         12,000           0.9         $ 6.05       12,000     $ 6.05
  8.39 -  10.48        135,000           8.6           9.04       43,750      10.24
 11.37 -  13.25        289,025           6.4          12.17      159,338      12.35
 15.50 -  16.25         66,250           5.0          16.18       66,250      16.18
 18.75 -  19.13         63,500           3.3          18.78       63,500      18.78
          22.00          2,000           5.9          22.00        2,000      22.00
                       -------           ---         ------      -------     ------
$ 5.67 - $22.00        567,775           6.3         $12.54      346,838     $13.83
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

The following components and changes in balances of accumulated other comprehensive income (loss) are as follows:


                             Foreign                           Accumulated
                            Currency         Unrealized           Other
                           Translation     Gains (Losses)     Comprehensive
                           Adjustments     on Investments     Income (Loss)

Balance, July 1, 2001      $(662,177)         $ 34,752         $(627,425)

  Change in balance          380,533           (34,752)          345,781
                           ---------          --------         ---------

Balance, June 30, 2002      (281,644)                -          (281,644)

  Change in balance          470,486                 -           470,486
                           ---------          --------         ---------

Balance, June 30, 2003       188,842                 -           188,842

  Change in balance          310,833                 -           310,833
                           ---------          --------         ---------

Balance, June 30, 2004     $ 499,675          $      -         $ 499,675
                           =========          ========         =========

The change in unrealized gains (loss) in short-term investments for the year ended June 30, 2002 is as follows:


                                                                    2002

Unrealized gains on short-term investments:
  Unrealized holding gains arising during the year               $         -

  Less reclassification adjustment for (loss) gains realized
   in net income                                                     (34,752)
                                                                 -----------

Net unrealized gains (losses) on short-term investments          $   (34,752)
                                                                 ===========


11.   RELATED PARTY TRANSACTION

The Company purchased $580,000 and $822,000 of equipment in fiscal 2003 and 2002, respectively from a company in which a then executive officer of Parlex had a financial interest. Effective February 24, 2003, the executive officer was no longer employed by the Company. At June 30, 2003 and 2002, the Company had recorded within accounts payable and accrued expenses $200,000 and $506,000 respectively for equipment purchases from this party. As of June 30, 2004, all amounts owed for equipment purchases from this party had been paid.

12.   POLY-FLEX ACQUISITION

The Company received $525,000 in cash during fiscal 2002 as a final purchase price settlement in connection with the Company's acquisition of Poly-Flex in March 2000.

13.   JOINT VENTURE

On October 22, 2001, the Company executed an agreement (the "Agreement") to purchase a 40% joint venture interest in Parlex Shanghai, bringing the Company's interest to 90.1%. The Agreement required the Company to pay the sum of $2.2 million. The purchase price was allocated to acquired accounts receivable, inventory, property, plant and equipment, accounts payable, accrued liabilities and debt, and resulted in goodwill of approximately $251,000. Prior to the acquisition, a distribution of retained earnings was declared based upon each joint venture partners' proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

14.   BENEFIT PLAN

The Company sponsors a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. Effective September 1, 2001, the Company suspended the employer matching contribution. There were no Company contributions to the Plan for the years ended June 30, 2004 and 2003, and approximately $70,000 in 2002.

15.   COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. As discussed in Note 3, the Company entered into two sale-leaseback transactions where the Company sold two facilities on June 10, 2003 to an unaffiliated third party and leased them back. As a result of provisions in the sale and leaseback agreement for the Methuen facility that provides for continuing involvement by the Company, the Company has accounted for the sale-leaseback of the Methuen Facility as a finance obligation. Since the Company has no continuing involvement in the leaseback of the Poly-Flex facility, the Company has accounted for the leaseback utilizing sale-leaseback accounting. Accordingly, the Company has recorded a deferred loss on the sale and will account for all of its payments as an operating lease. The deferred loss will be amortized to lease expense over the initial 5-year lease term.

Rental expense approximated $1,332,000, $1,198,000 and $1,458,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Amortization of the deferred loss, reported as a component of rent expense, for the years ended June 30, 2004 and 2003 was $274,764 and $11,448, respectively. Future payments under noncancelable leases as of June 30, 2004, including payments related to the two sale-leasebacks are:


                                                Finance Obligation      Operating Leases
                                                (Methuen Facility      (Poly-Flex Facility
                                                and other leases)       and other leases)

2005                                               $ 1,210,426             $1,663,306
2006                                                 1,279,176              1,396,813
2007                                                 1,285,426              1,062,007
2008                                                 1,354,176              1,058,563
2009                                                 1,309,034                830,387
Thereafter                                          12,172,917                634,472
                                                   -----------             ----------

Total minimum lease payments                        18,611,155              6,645,548
Less amounts representing interest                  (9,861,930)            ==========
                                                   -----------

Present value of net minimum lease payments        $ 8,749,225
                                                   ===========

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

Executive Employment Agreements - Three executives of the Company have entered into employment agreements with the Company which require, among others, that the Company continue to pay a portion of the executive's salary to the executive's designated beneficiary for a specified period of time in the event of the death of the executive. The Company maintains key life insurance for only one of the three executives. The Company has not accrued or paid any amounts related to this benefit in any year in the three years ended June 30, 2004.

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

The Company had no customers which individually accounted for 10% or more of the Company's revenues in 2004, 2003 or 2002.

The Company had two customers which individually accounted for 10% and 11% of the Company's accounts receivables in 2002. None of its customers accounted for more than 10% of accounts receivable in 2004 or 2003.

Summarized information relating to international operations is as follows:


  Year Ended June 30,
  2004  2003  2002

Revenues:
  United States                                   $50,587,907      $51,130,807      $56,138,749
  Canada                                              573,732          109,913        1,972,938
  People's Republic of China                        4,689,568        3,634,431        3,845,022
  Europe                                           15,020,941       14,586,452       15,871,637
  Asia (excluding People's Republic of China)      21,153,484       11,969,737        8,945,426
  Other                                             3,513,308        1,389,811          281,792
                                                  -----------      -----------      -----------

Total revenues                                    $95,538,940      $82,821,151      $87,055,564
                                                  -----------      -----------      -----------

The principal product group sales were:
  Flexible circuits                               $80,455,623      $67,954,482      $70,096,713
  Laminated cables                                 15,083,317       14,866,669       16,958,851
                                                  -----------      -----------      -----------

Total revenues                                    $95,538,940      $82,821,151      $87,055,564
                                                  -----------      -----------      -----------

Long-lived assets:
  United States                                   $31,255,215      $33,520,640      $47,564,921
                                                  -----------      -----------      -----------

  China                                           $14,671,085      $14,466,382      $10,738,185
                                                  -----------      -----------      -----------

  United Kingdom                                  $ 2,566,832      $ 2,943,770      $ 3,275,430
                                                  -----------      -----------      -----------

17.   UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data are as follows (in thousands except per share amounts):


                                         First       Second        Third       Fourth

2004 Quarters

Revenues                                $19,704      $23,559      $23,165      $29,111
Gross profit (loss)                       2,232        2,701        1,897        3,491
Net (loss) attributable to common
 stockholders                            (2,087)      (1,927)      (2,590)      (1,733)
Net (loss) per share:
  Basic                                   (0.33)       (0.30)       (0.40)       (0.27)
  Diluted                                 (0.33)       (0.30)       (0.40)       (0.27)

2003 Quarters

Revenues                                $21,692      $22,897      $19,439      $18,793
Gross profit (loss)                       1,008          816       (1,786)       1,980
Net (loss) attributable to common
 stockholders                            (1,391)      (9,900)      (5,929)      (2,297)
Net (loss) per share:
  Basic                                   (0.22)       (1.57)       (0.94)       (0.36)
  Diluted                                 (0.22)       (1.57)       (0.94)       (0.36)

18.   SUPPLEMEMTAL INFORMATION

Information with regard to certain valuation and qualifying accounts is as follows:

                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended June 30, 2004, 2003 and 2002


                                               Additions
                         Balance at     Charges to    Charges to                    Balance at
                         Beginning       Cost and       Other                        End of
                          of Year        Expenses      Accounts     Deductions         Year
                         ---------------------------------------------------------------------

Allowance for Bad Debts

June 30, 2004            $   949,261    $  659,083        $-        $  (271,045)    $ 1,337,299
June 30, 2003              1,215,178       527,598         -           (793,515)        949,261
June 30, 2002              1,896,615       355,490         -         (1,036,927)      1,215,178
-----------------------------------------------------------------------------------------------

Accumulated Amortization of Goodwill

June 30, 2004            $   234,477             -         -                  -     $   234,477
June 30, 2003                234,477             -         -                  -         234,477
June 30, 2002                234,477             -         -                  -         234,477
-----------------------------------------------------------------------------------------------
Accumulated Depreciation and Amortization

June 30, 2004            $42,779,012     5,805,407         -           (485,452)    $48,098,967
June 30, 2003             39,480,757     6,488,682         -         (3,190,427)     42,779,012
June 30, 2002             34,379,848     6,408,138         -         (1,307,229)     39,480,757
-----------------------------------------------------------------------------------------------
Inventory Obsolescence

June 30, 2004            $ 2,973,724       186,340         -           (262,548)    $ 2,897,516
June 30, 2003              3,521,701     1,240,208         -         (1,788,185)      2,973,724
June 30, 2002              3,494,094       643,942         -           (616,335)      3,521,701

Item 9. Changes In and Disagreements With Accountants on Accounting
-------------------------------------------------------------------
        and Financial Disclosure
        ------------------------

None.

Item 9A. Controls and Procedures
--------------------------------

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2004. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
--------------------------

Not applicable.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information required by Item 10 is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 23, 2004.

Item 11. Executive Compensation
-------------------------------

The information required by Item 11 is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 23, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         and Related Stockholder Matters
         -------------------------------

The information required by Item 12 is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 23, 2004.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by Item 13 is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 23, 2004.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

The information required by Item 14 is incorporated herein by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about November 23, 2004.

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

      (b)   Reports on Form 8-K

            On May 11, 2004, we filed a Current Report on Form 8-K, dated May 7, 2004, under Items 5 and 7 to report the completion of a private placement offering of our shares of Series A
            Convertible Preferred Stock at $80.00 per share.

            On May 11, 2004, we filed a Current Report on Form 8-K, dated May 10, 2004,under Items 7 and 12 to report the issuance of a press release setting forth our results of operations and financial condition for our third fiscal quarter ended March 28, 2004.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2004.

                                       Parlex Corporation

                                       By /s/ Peter J. Murphy
                                          -------------------
                                          Peter J. Murphy,
                                          Chief Executive Officer and Director

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

        Signature                     Title                       Date
        ---------                     -----                       ----

/s/ Herbert W. Pollack     Chairman of the Board           September 28, 2004
-----------------------
Herbert W. Pollack

/s/ Peter J. Murphy        Director and Chief Executive    September 28, 2004
-----------------------    Officer (Principal Executive
Peter J. Murphy            Officer)

/s/ Jonathan R. Kosheff    Treasurer and Chief             September 28, 2004
-----------------------    Financial Officer (Principal
Jonathan R. Kosheff        Financial and Accounting
                           Officer)

/s/ Sheldon A. Buckler     Director                        September 28, 2004
-----------------------
Sheldon A. Buckler

/s/ Lynn J. Davis          Director                        September 28, 2004
-----------------------
Lynn J. Davis

/s/ Richard W. Hale        Director                        September 28, 2004
-----------------------
Richard W. Hale

/s/ Lester Pollack         Director                        September 28, 2004
-----------------------
Lester Pollack

/s/ Russell D. Wright      Director                        September 28, 2004
-----------------------
Russell D. Wright

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

3.5 Articles of Amendment to Restated Articles of Organization, dated August 30, 2000 (filed as Exhibit 3.5 to our Annual Report on Form 10-K for fiscal year ended June 30, 2003).

3.6        Certificate of Vote of Directors establishing Series A
           Convertible Preferred Stock (filed as Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2004).

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

4.4 Form of 7% Convertible Subordinated Note (filed as Exhibit 4-D to our Current Report on Form 8-K dated June 28, 2003).

4.5 Form of Stock Purchase Warrant to Purchase Shares of Common Stock, issued to each of the Investors (filed as Exhibit 4-E to our Current Report on Form 8-K dated June 28, 2003).

4.6 Registration Rights Agreement dated July 28, 2003 between Parlex Corporation and the Investors (filed as Exhibit 4-F to our Current Report on Form 8-K dated June 28, 2003).

4.7 Form of Stock and Warrant Purchase Agreement dated May 7, 2004 between Parlex Corporation and the purchasers of Parlex's Series A Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 7, 2004).

4.8 Form of Warrant to Purchase Common Stock issued to each of the purchasers of Parlex's Series A Preferred Stock (filed as
           Exhibit 4.2 to our Current Report on Form 8-K dated May 7,
           2004).

4.9 Form of Stock Purchase Warrant to purchase shares of Common Stock issued to Investec and its affiliates (filed as Exhibit
           4.3 to our Registration Statement on Form S-3 filed June 9,
           2004).

10.1 1989 Outside Directors' Stock Option Plan* (filed as Exhibit 10-Z to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.2 1989 Employees' Stock Option Plan* (filed as Exhibit 10-AA to our Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.3 Chinese Joint Venture Contract, Articles of Association, and Agreement of Technology License and Technical Service dated May 29, 1995 (filed as Exhibit 10-AH to our Annual Report on Form 10-K for the fiscal year ended June 30, 1995). Confidential treatment has been granted for portions of this exhibit.

10.4 1996 Outside Directors' Stock Option Plan* (filed as Exhibit 10-O to our Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.5 Shelter Service Agreement between Parlex Corporation and Offshore International Inc. dated March 6, 1998 (filed as
           Exhibit 10-O to our Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

10.6       Parlex Corporation 2001 Employees' Stock Option Plan* (filed as
           Exhibit 10-V to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2001 ).

10.7 Employment Agreement between Parlex Corporation and Peter J. Murphy dated September, 2002 (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended June 30,
           2003).

10.8 Purchase and Sale Agreement, dated May 8, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-AA to our Current Report on Form 8-K dated June 11, 2003).

10.9 First Amendment to Purchase and Sale Agreement, dated May 23, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-BB to our Current Report on Form 8-K dated June 11, 2003).

10.10 Second Amendment to Purchase and Sale Agreement, dated June 3, 2003, by and between Taurus Methuen LLC, as buyer, and Parlex Corporation, as seller (filed as Exhibit 10-CC to our Current Report on Form 8-K dated June 11, 2003).

10.11 Lease, dated June 12, 2003, by and between Taurus Methuen, LLC, as landlord, and Parlex Corporation, as tenant, for the premises located at One Parlex Place, Methuen, Massachusetts (filed as
           Exhibit 10-GG to our Current Report on Form 8-K dated June 11,
           2003).

10.12 Lease, dated June 12, 2003, by and between Taurus Cranston, LLC, as landlord, and Poly-Flex Circuits, Inc., as tenant, for the premises located at 28 Kenney Drive, Cranston, Rhode Island (filed as Exhibit 10-HH to our Current Report on Form 8-K dated June 11, 2003).

10.13 Loan and Security Agreement, dated June 11, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10-II to our Current Report on Form 8-K dated June 11, 2003).

10.14 Loan Modification Agreement, dated September 23, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended June 30, 2004).

10.15 Second Loan Modification Agreement, dated February 18, 2004, by and among Silicon Valley Bank, as lender, and Parlex
           Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28,
           2004).

10.16 Third Loan Modification Agreement, dated March 28, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2004).

10.17 Fourth Loan Modification Agreement, dated May 10, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2004).

10.18 Fifth Loan Modification Agreement, dated June 25, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed herewith).

10.19 Employment Agreement between Parlex Corporation and Herbert W. Pollack dated October 1, 2003* (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended June 30,
           2003).

10.20 Employment Agreement between Parlex Corporation and Jonathan R. Kosheff dated September 1, 2002* (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).

10.21      First Amendment to Employment Agreement between Parlex
           Corporation and Peter J. Murphy, dated July 21, 2004* (filed herewith).

10.22      First Amendment to Employment Agreement between Parlex
           Corporation and Jonathan R. Kosheff, dated July 21, 2004* (filed herewith).

10.23 Sixth Loan Modification Agreement, dated September 24, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed herewith)

14.1       Code of Ethics (filed herewith)

21.1       Subsidiaries of the Registrant (filed herewith).

23.1 Consent of Registered Independent Public Accounting Firm (filed herewith).

24.1 Powers of Attorney (filed herewith as part of the signature page hereto).

31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32.1 Certification of Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350 (furnished herewith).

32.2 Certification of Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350 (furnished herewith).

--------------------
*   Denotes management contract or compensatory plan or arrangement.
** As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Parlex Corporation under the Securities Act of 1933 or Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.