Form 10-Q
period 2004-09-30
PARLEX CORP
filed 2004-11-12
CIK 724988

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

              For the Quarterly Period Ended September 30, 2004

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____
                   _______________________________________

                         Commission File No. 0-12942

                             PARLEX CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

      Massachusetts                                             04-2464749
---------------------------------------------------------------------------
(State of incorporation)                                        (I.R.S. ID)

               One Parlex Place, Methuen, Massachusetts  01844
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

The number of shares outstanding of the registrant's common stock as of November 8, 2004 was 6,449,056 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                 FORM 10 - Q
                                 -----------

                                    INDEX
                                    -----


Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 2004
         and June 30, 2004                                               3

         Condensed Consolidated Statements of Operations - For
         the Three Months Ended September 30, 2004 and September
         28, 2003                                                        4

         Condensed Consolidated Statements of Cash Flows - For
         the Three Months Ended September 30, 2004 and September
         28, 2003                                                        5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            18

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                           35

Item 4.  Controls and Procedures                                        36

Part II - Other Information

Item 6.  Exhibits                                                       38

Signatures                                                              39

Exhibit Index                                                           40

PARLEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------

ASSETS                                  September 30, 2004    June 30, 2004
                                            (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                $  2,476,287       $  1,626,275
  Accounts receivable - net                  25,860,262         21,999,646
  Inventories - net                          22,570,748         20,326,134
  Refundable income taxes                       291,823            380,615
  Deferred income taxes                          42,958             42,958
  Other current assets                        2,234,581          2,381,471
                                           ------------       ------------

      Total current assets                   53,476,659         46,757,099
                                           ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET          44,364,560         44,979,740

INTANGIBLE ASSETS - NET                          32,014             32,746

GOODWILL - NET                                1,157,510          1,157,510

DEFERRED INCOME TAXES                            40,000             40,000

OTHER ASSETS - NET                            2,114,313          2,283,136

TOTAL                                      $101,185,056       $ 95,250,231
                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt        $ 15,404,125       $ 12,861,077
  Accounts payable                           20,557,461         16,479,547
  Dividends payable                              67,582             39,317
  Accrued liabilities                         4,299,883          4,277,587
                                           ------------       ------------

      Total current liabilities              40,329,051         33,657,528
                                           ------------       ------------

LONG-TERM DEBT                               10,594,598         10,534,679
                                           ------------       ------------

OTHER NONCURRENT LIABILITIES                    909,421          1,025,091
                                           ------------       ------------

MINORITY INTEREST IN PARLEX SHANGHAI            611,114            570,963
                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock                                40,625             40,625
  Common stock                                  643,593            663,281
  Accrued interest payable in common
   stock                                         68,502             87,924
  Additional paid-in capital                 65,981,801         66,979,397
  Accumulated deficit                       (18,570,034)       (17,771,307)
  Accumulated other comprehensive
   income                                       576,385            499,675
  Less treasury stock, at cost                        -         (1,037,625)
                                           ------------       ------------

      Total stockholders' equity             48,740,872         49,461,970
                                           ------------       ------------

TOTAL                                      $101,185,056       $ 95,250,231
                                           ============       ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
---------------------------------------------------------------------------

                                                             Three Months Ended
                                                   September 30, 2004    September 28, 2003

REVENUES:                                             $31,487,405           $19,704,431
                                                      -----------           -----------

COSTS AND EXPENSES:
  Cost of products sold                                26,800,499            17,472,246
  Selling, general and administrative expenses          4,608,647             3,740,366
                                                      -----------           -----------

     Total costs and expenses                          31,409,146            21,212,612
                                                      -----------           -----------

OPERATING INCOME (LOSS)                                    78,259            (1,508,181)

INTEREST AND NON OPERATING INCOME (EXPENSE)
Interest income                                             6,361                 4,595
Interest expense                                         (764,351)             (532,651)
Non operating income                                            -                11,742
Non operating expense                                     (25,989)                 (218)
                                                      -----------           -----------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST           (705,720)           (2,024,713)

PROVISION FOR INCOME TAXES                                (52,856)                    -
                                                      -----------           -----------

LOSS BEFORE MINORITY INTEREST                            (758,576)           (2,024,713)

MINORITY INTEREST                                         (40,151)              (62,318)
                                                      -----------           -----------

NET LOSS                                                 (798,727)           (2,087,031)

PREFERRED STOCK DIVIDENDS                                 (67,582)                    -
                                                      -----------           -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $  (866,309)          $(2,087,031)
                                                      -----------           -----------

BASIC AND DILUTED LOSS PER SHARE                      $     (0.13)          $     (0.33)
                                                      -----------           -----------

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED             6,435,933             6,312,216
                                                      ===========           ===========

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
---------------------------------------------------------------------------

                                                             Three Months Ended
                                                   September 30, 2004    September 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (798,727)          $ (2,087,031)
                                                     ------------           ------------
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Non-cash operating items:
Depreciation of property, plant and equipment           1,392,793              1,658,636
Amortization of deferred loss on sale-leaseback,
 deferred financing costs and intangible assets           292,611                143,221
Interest payable in common stock                           68,502                 73,195
Minority interest                                          40,151                 62,318
Changes in current assets and liabilities:
Accounts receivable - net                              (3,862,804)            (2,623,007)
Inventories                                            (2,251,206)            (2,006,270)
Refundable taxes                                           88,792                144,776
Other assets                                              153,533               (108,796)
Accounts payable and accrued liabilities                3,889,109             (1,271,071)
                                                     ------------           ------------
Net cash used for operating activities                   (987,246)            (6,014,029)
                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit received for sale of China land use
   rights                                                       -                974,964
  Additions to property, plant and equipment
 and other assets                                        (594,026)              (280,611)
                                                     ------------           ------------
Net cash (used for) provided by  investing
 activities                                              (594,026)               694,353
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans                               24,960,000              7,502,960
Payment of bank loans                                 (22,431,426)            (7,846,834)
Payment of capital lease                                  (26,240)                     -
Payment of Methuen sale-leaseback financing
 obligation                                               (60,993)               (74,974)
Cash received for interest on sale-leaseback
 note receivable                                           32,250                      -
Dividend paid to series A preferred stock
 investors                                                (39,317)                     -
Proceeds from convertible note, net of costs                    -              5,509,984
                                                     ------------           ------------
Net cash provided by financing activities               2,434,274              5,091,136
                                                     ------------           ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (2,990)                 8,324
                                                     ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              850,012               (220,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            1,626,275              1,513,523
                                                     ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  2,476,287           $  1,293,307
                                                     ============           ============

SUPPLEMENTARY DISCLOSURE OF NONCASH  FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset
   purchases financed under capital lease,
   long-term debt and accounts payable               $    187,120           $    242,874
                                                     ============           ============
  Issuance of warrants in connection with
   issuance of convertible debt                      $          -           $  1,139,252
                                                     ============           ============
  Beneficial conversion feature associated
   with convertible debt                             $          -           $  1,035,016
                                                     ============           ============
  Interest receivable associated with Methuen
   sale-leaseback financing obligation               $          -           $     33,125
                                                     ============           ============
  Interest payable in common stock                   $     87,924           $          -
                                                     ============           ============
  Accrual of preferred stock dividends               $     67,582           $          -
                                                     ============           ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

The condensed consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three months ended September 30, 2004 and September 28, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2004.

As shown in the consolidated financial statements, the Company incurred net losses of $798,727 and $2,087,031 and used $987,246 and $6,014,029 of cash in operations for the three months ended September 30, 2004 and September 28, 2003, respectively. In addition, the Company had an accumulated deficit of $18,570,034 at September 30, 2004. As of September 30, 2004, the Company had a cash balance of $2,476,287.

In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, the Company transferred its high volume automated surface mount assembly line from its Cranston, Rhode Island facility to China. In August 2004, the Company announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits that were previously manufactured by Delphi Corporation in its Irvine, California facility. Management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from the Company's domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding the Company's products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

In fiscal years 2003 and 2004, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with financing to support its current working capital needs. Working capital requirements, particularly those to support the growth in the Company's China operations, consumed $10.4 million of a total $11.4 million of cash used in operations during 2004. In September 2004, the Company secured a new $5 million asset based working capital agreement with the Bank of China which provides standalone financing for its China operations. In addition, in May and June of 2004 the Company received net proceeds of approximately $2.95 million from the sale of its Series A convertible preferred stock. Management continues to evaluate alternative financing opportunities to further improve its liquidity and to fund working capital needs. Management believes that the Company's cash on hand and the cash expected to be generated from operations will be sufficient to enable the Company to meet its operating obligations at least through September 2005. If the Company requires additional or new external financing to repay or refinance its existing financing obligations or fund its working capital requirements, the Company believes that it will be able to obtain such financing.
Failure to obtain such financing may have a material adverse impact on the Company's operations. At September 30, 2004, the Company was in compliance, and expects to remain in compliance, with all of its financial covenants associated with its financing arrangements.

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

                                          September 30,       June 30,
                                              2004              2004

Raw materials                              $10,255,636      $ 8,729,132
Work in process                             10,211,249        9,444,722
Finished goods                               5,121,746        5,049,796
                                           -----------      -----------
Total cost                                  25,588,631       23,223,650
Reserve for obsolescence                    (3,017,883)      (2,897,516)
                                           -----------      -----------
Inventory, net                             $22,570,748      $20,326,134
                                           ===========      ===========

3.    Property, Plant and Equipment
      -----------------------------

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                          September 30,       June 30,
                                              2004              2004

Land and land improvements                 $    589,872     $    589,872
Buildings                                    18,543,295       18,543,295
Machinery and equipment                      63,828,002       64,348,226
Leasehold improvements and other              6,605,973        6,695,173
Construction in progress                      3,856,584        2,902,141
                                           ------------     ------------

Total cost                                   93,423,726       93,078,707
Less: accumulated depreciation              (49,059,166)     (48,098,967)
                                           ------------     ------------
Property, plant and equipment, net         $ 44,364,560     $ 44,979,740
                                           ============     ============

4.    Intangible Assets
      -----------------

Intangible assets consisted of:

                                                 September 30,    June 30,
                                                    2004            2004

Patents                                            $ 58,560       $ 58,560
Accumulated amortization                            (26,546)       (25,814)
                                                   --------       --------

Intangible assets, net                             $ 32,014       $ 32,746
                                                   ========       ========

The Company has reassessed the remaining useful lives of the intangible assets at September 30, 2004 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the three months ended September 30, 2004 and September 28, 2003 was $732 and $2,449, respectively.

5.    Other Assets
      ------------

Other assets consisted of:

                                               September 30,     June 30,
                                                  2004             2004

Deferred loss on sale-leaseback of Poly-Flex
 Facility, net                                  $1,018,915      $1,087,606
Deferred financing costs on sale-leaseback
 of Methuen facility (see Note 7)                  361,700         361,700
Deferred financing costs on the Loan and
 Security Agreement (see Note 7)                   292,722         267,722
Deferred financing costs on Convertible
 Subortinated Note (see Note 7)                    673,930         673,930
Other                                              130,060         160,650
                                                ----------      ----------
Total cost                                       2,477,327       2,551,608
Less: accumulated amortization                    (363,014)       (268,472)
                                                ----------      ----------
Total Other Assets, net                         $2,114,313      $2,283,136
                                                ==========      ==========

In June 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island for a total purchase price of $3,000,000 in cash. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company did not record an immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets - Net on the condensed consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $69,000 for the three months ended September 30, 2004 and September 28, 2003.

Amortization of deferred financing costs was $95,000 and $57,000 for the three months ended September 30, 2004 and September 28, 2003, respectively.

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

The following is a summary of the facility exit costs activity during the three months ended September 30, 2004:

                                              Facility       FY2005        Facility
                                             Exit Costs     Activity       Exit Costs
                                              Accrued         Cash          Accrued
                                           June 30, 2004    Payments    September 30, 2004
                                           -------------    --------    ------------------

Total Facility refurbishment costs           $136,952       $(3,500)        $133,452

The remaining accrued facility exit costs at September 30, 2004 represent the estimated costs to refurbish the facility. The Company expects the balance of accrued facility exit costs at September 30, 2004 to be paid within the next three months.

7.    Long-term Debt
      --------------

Long-term debt consisted of:

                                              September 30,       June 30,
                                                 2004               2004

Loan and Security Agreement                    $ 7,354,890      $ 3,618,091
Parlex Shanghai term notes                       7,662,567        8,870,792
Finance obligation on sale-leaseback of
 Methuen Facility                                5,880,501        5,909,245
Convertible Subordinated Note                    4,533,728        4,404,351
Other                                              567,037          593,277
                                               -----------      -----------
Total long-term debt                            25,998,723       23,395,756

Less: current portion of long-term debt         15,404,125       12,861,077
                                               -----------      -----------

Long-term debt                                 $10,594,598      $10,534,679
                                               ===========      ===========

A summary of the current portion of our long term debt described above is as follows:

                                              September 30,       June 30,
                                                 2004               2004

Loan and Security Agreement                    $ 7,354,890      $ 3,618,091
Parlex Shanghai term notes                       7,662,567        8,870,792
Finance obligation on sale-leaseback
 of Methuen Facility                               276,027          263,849
Other                                              110,641          108,345
                                               -----------      -----------

Total current portion of long-term debt        $15,404,125      $12,861,077
                                               ===========      ===========

Loan and Security Agreement ("the Loan Agreement") - The Company executed the Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of the Company's assets. The Company may borrow up to $10,000,000, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. As of September 30, 2004, the Company had a $1,000,000 letter of credit outstanding. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, the Company executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, the Company executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required the Company to report earnings before income taxes, depreciation and amortization ("EBITDA") of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement was increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, the Company entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of the Company's subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and its principal subsidiaries. On May 10, 2004, the Company executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, the Company executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of the Company's subsidiaries to borrow up to $5,000,000 in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.75% at September 30, 2004) plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, the Company executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. All other terms and conditions of the Loan Agreement remain the same. As of September 30, 2004, the Company was in compliance with its financial covenants. At September 30, 2004, the Company had available borrowing capacity under the Loan Agreement of approximately $1.6 million. As the available borrowing capacity exceeded $750,000 at September 30, 2004, none of the Company's cash balance was subject to restriction at September 30, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement are classified as current liabilities in the accompanying consolidated balance sheets as of September 30, 2004 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note for 1.2 million, due August 20, 2004, bearing interest at 5.841% and guaranteed by Parlex Interconnect. The note was retired in August 2004. On December 15, 2003, Parlex Shanghai entered into a short-term bank note, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note total $605,000 as of September 30, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 for $725,000 and November 10, 2004 for $1.0 million bearing interest at 5.31% and guaranteed by Parlex Interconnect. On October 11, 2004 Parlex Shanghai renewed the bank note due October 12, 2004 for an additional six months. The Company intends on renewing the bank note due November 10, 2004 at similar terms and conditions. On February 13, 2004 and March 2, 2004, Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under these short-term notes as of September 30, 2004 totaled $3.8 million. On March
5, 2004, Parlex Shanghai entered into a short-term bank note, due January 5, 2005, bearing interest at LIBOR plus 2.5% and guaranteed by the Company's subsidiary Parlex Asia Pacific Ltd, ("Parlex Asia"). Amounts outstanding under this short-term note as of September 30, 2004 total $1.5 million.
The Company believes that it will be able to obtain the necessary refinancing of its Parlex Shanghai short term debt because of the Company's history of successfully refinancing its short term Chinese borrowings and its rapidly improving Chinese operating results.

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2%. The Company anticipates utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex entered into a sale-leaseback transaction pursuant to which it sold its corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9,000,000. The purchase price consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 (the "Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. In June 2004, Parlex received $750,000 reducing the principal balance of the promissory note to $1,900,000. In connection with the transaction, Parlex simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1,000,000 in additional cash under the terms of an Earn Out Clause, will be recorded as an increase to the finance obligation as cash payments are received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

The Company recorded accrued interest payable on the Notes of $68,502 within stockholders' equity at September 30, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, the Company issued a total of 48,717 shares of common stock in October 2003, January, April and July 2004 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in October 2004 as payment for the interest accrued at September 30, 2004.

The Notes contain a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes that is being amortized to interest expense over the four year life of the Notes.

After two years from the date of issuance, the Company has the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After three years from the date of issuance, the holder of any of the Notes may require the Company to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid accrued interest.

8.    Stockholders' Equity
      --------------------

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

The Series A Preferred Stock is redeemable at the option of the Company on the third anniversary of the closing, upon 30 days notice to the holders, in whole but not in part, at $80.00 per share (subject to adjustment for certain dilutive events) together with all accrued but unpaid dividends to the redemption date. The Series A Preferred Stockholders have no voting rights, except with respect to certain limited matters that directly impact the Series A Preferred Stock.

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

As the original price of $80.00 included a share of Series A Preferred Stock, a warrant to purchase five shares of common stock and the Over-Allotment Right, the Company used the relative fair value method to record the transaction. Accordingly, $2,668,000, $486,000 and $96,000 of the gross proceeds were attributed to the 40,625 shares of Series A Preferred Stock, the 203,125 common stock warrants and the Over-Allotment Right, respectively. Since 38,750 shares of Series A Preferred Stock were issued for an effective purchase price of $6.56 per share, which was lower than the fair market value of the common stock at the date of closing, the investors realized a beneficial conversion feature of approximately $131,750. Accordingly, the beneficial conversion feature and the relative fair value of the warrants and Over-Allotment Right have been recorded as an increase to additional paid-in capital. The beneficial conversion feature was immediately accreted.

Common Stock Warrants - The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at September 30, 2004:

Fiscal Year             Number       Weighted-Average      Expiration
  Granted             Outstanding     Exercise Price          Date
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
                        =======           =====

Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to Silicon Valley Bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which was recorded as a deferred financing cost and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the three months ended September 30, 2004 and September 28, 2003 was $12,600.

In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase 331,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $146,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as an original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the four year life of the Note and totaled $72,300 for the three months ended September 30, 2004.

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

Treasury Stock - Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. The new Act eliminates the concept of "treasury stock" and instead Section 6.31 of Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares.
Accordingly, shares previously reported as treasury stock by the Company have been redesignated, at an aggregate cost of $1,037,625, as authorized but unissued shares. This aggregate cost has been allocated to the common stock's par value and additional paid in capital.

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

10.   Stock-Based Compensation
      ------------------------

The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                                Three Months Ended
                                                      September 30, 2004    September 28, 2003

Net loss attributable to common stockholders               $ (866,309)         $(2,087,031)
Add stock-based compensation expense
 included in reported net loss                                      -                    -
Deduct stock-based compensation expense
 determined under the fair-value method                       (82,000)            (191,000)
                                                           ----------          -----------
Net loss - attributable to common stockholders
 - pro forma                                               $ (948,309)         $(2,278,031)
                                                           ==========          ===========

Basic and diluted net loss per share - as reported         $    (0.13)         $     (0.33)
Basic and diluted net loss per share - pro forma           $    (0.15)         $     (0.36)

The fair values of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                   Three Months Ended    Three Months Ended
                                                   September 30, 2004    September 28, 2003

Average risk-free interest rate                           2.9%                  2.4%
Expected life of option grants                         3.5 years             3.5 years
Expected volatility of underlying stock                   70%                   77%
Expected dividend rate                                   None                  None

The following is a summary of activity for all of the Company's stock option plans:

                                                       Three Months Ended
                                                       September 30, 2004

                                                                  Weighted-
                                                     Shares        Average
                                                     Under        Exercise
                                                     Option         Price

Outstanding options at beginning of period           567,775       $12.54
  Granted                                            116,500         6.01
  Cancelled                                           17,500        12.06
  Exercised                                                -            -
                                                     -------       ------
Outstanding options at end of period                 666,775       $11.41
                                                     =======       ======
Exercisable options at end of period                 389,878       $13.52
                                                     =======       ======
Weighted average fair value of options
 granted during the period                                         $ 2.99
                                                                   ======

The following table presents weighted average price and life information about significant option groups outstanding and exercisable at September 30, 2004:

                               Options Outstanding                Options Exercisable
                    ----------------------------------------     ----------------------
                                    Weighted-
                                     Average       Weighted-                 Weighted-
                                    Remaining      Average                   Average
  Exercise            Number       Contractual     Exercise                  Exercise
   Prices           Outstanding    Life (Years)      Price       Number       Price

$ 5.67 - $ 6.67       128,500          9.0           $ 6.01       12,000      $ 6.05
  8.39 -  10.48       135,000          8.4             9.04       46,250        9.43
 11.37 -  13.25       271,525          6.5            12.17      199,878       12.28
 15.50 -  16.25        66,250          4.8            16.18       66,250       16.18
 18.75 -  19.13        63,500          3.0            18.78       63,500       18.78
 22.00 -  22.00         2,000          5.6            22.00        2,000       22.00
                      -------          ---           ------      -------      ------
$ 5.67 - $22.00       666,775          6.9           $11.41      389,878      $13.52
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

The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at September 30, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Net Loss Per Share
      ------------------

Basic net loss per share is calculated on the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

The net loss attributable to common stockholders for each period is as follows:

                                              Three Months Ended
                                   September 30, 2004    September 28, 2003

Net loss                               $(798,727)           $(2,087,031)
Dividends accrued on Series A
 preferred stock                         (67,582)                     -
                                       ---------            -----------
Net loss attributable to common
 stockholders                          $(866,309)           $(2,087,031)

Antidilutive shares were not included in the per-share calculations for the three months ended September 30, 2004 and September 28, 2003 due to the reported net losses for those periods. Antidilutive shares totaled approximately 1,085,900 and 937,000 for the three months ended September 30, 2004 and September 28, 2003, respectively. All antidilutive shares relate to outstanding stock options except for 475,625 and 347,500 antidilutive shares for the three months ended September 30, 2004 and September 28, 2003, respectively relating to warrants issued in connection with certain debt and equity financings (see Note 8).

13.   Comprehensive Loss
      ------------------

Comprehensive loss for the three months ended September 30, 2004 and September 28, 2003 is as follows:

                                              Three Months Ended
                                   September 30, 2004    September 28, 2003

Net loss                               $(798,727)           $(2,087,031)

Other comprehensive income (loss):
  Foreign currency translation
 adjustments                              76,710                (57,575)
                                       ---------            -----------

Total comprehensive loss               $(722,017)           $(2,144,606)
                                       =========            ===========

At September 30, 2004 and June 30, 2004, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial information included in this Quarterly Report on Form 10-Q and with "Factors That May Affect Future Results" set forth on page 27. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this report or in any other public statements we make may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" or words of similar meaning. They may also use words such as "will," "would," "should," "could" or "may". Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2004. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification, medical and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $12.4 million in property and equipment and approximately $17.7 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

Over the past three years, we were adversely affected by the economic downturn and its impact on our key customers and markets. In 2004, we experienced sales growth in several strategic markets, particularly in the second half of the fiscal year. Growth in the medical, home appliance and military markets has helped to reduce domestic losses. Significant investment over the past three years has positioned us to capitalize on a rapidly expanding China electronic manufacturing industry. In 2004, our China operations revenues increased by over 65% with significant improvement in profitability.

During fiscal years 2002, 2003 and 2004 we incurred operating losses of $35.3 million and used cash to fund operations and working capital of $13.7 million. We have taken certain steps to improve operating margins, including the closure of facilities, downsizing of our North American employee base, and transfer of our manufacturing operations to lower cost locations, such as the People's Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and 2004 through sale-leasebacks of selected corporate assets, the issuance of convertible debt and preferred stock and the execution of new working capital borrowing agreements. As a result of the difficult economic environment, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities in prior years and throughout 2004. At September 30, 2004, however, we were in compliance with all financial covenants. Based upon our recent improvement in financial performance, we are currently, and expect to remain, in compliance with all of our financial covenants.

We have $7.7 million in existing short-term debt, associated with our Chinese operations, that will be refinanced or repaid in 2005. We believe that we will be able to obtain the necessary refinancing of this debt because of our history of successfully refinancing our short-term Chinese borrowings and our rapidly improving Chinese operating results. In fiscal 2004, revenues from our Chinese operations grew 65%. In the quarter ended September 30, 2004 revenues from our Chinese operations grew 89% compared to the quarter ended September 28, 2003. We expect continued revenue growth and improved profitability in China during fiscal 2005. Failure to obtain the necessary refinancing of our short-term Chinese debt may have a material adverse impact on our operations.

Critical Accounting Policies

The U.S. Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. We believe the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows. Our significant accounting policies are more fully described in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Goodwill. We recorded goodwill in connection with our acquisition of a 40% interest in Parlex Shanghai and our 1999 acquisition of Parlex Dynaflex Corporation ("Dynaflex"). We account for goodwill under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, we determined we have one reporting unit. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since our market capitalization, as adjusted, exceeded our recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, we have concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at September 30, 2004 and June 30, 2004. Based on the current recorded net asset value, we may be required to record a charge for the impairment of our goodwill in the future should our stock price consistently remain at a price of less than approximately $5.00 per share.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, selected items in our statements of operations as a percentage of total revenue. You should read the table and the discussion below in conjunction with our Condensed Consolidated Financial Statements and the Notes thereto.

                                              Three Months Ended
                                   September 30, 2004    September 28, 2003

Total revenues                         100.0 %              100.0 %
Cost of products sold                   85.1 %               88.7 %
                                       -----                -----

Gross profit                            14.9 %               11.3 %
Selling, general and
 administrative expenses                14.6 %               19.0 %
                                       -----                -----

Operating income (loss)                  0.3 %               (7.7)%
Loss from operations before
 income taxes and minority
 interest                               (2.2)%              (10.3)%
                                       -----                -----
Net loss                                (2.5)%              (10.6)%
                                       -----                -----

Three Months Ended September 30, 2004 Compared to Three Months Ended
--------------------------------------------------------------------
September 28, 2003
------------------

Total Revenues. Total revenues for the three months ended September 30, 2004 were $31.5 million versus $19.7 million for the three months ended September 28, 2003. This represents an increase of $11.8 million or 60%. Solid revenue growth was recorded in each of our lines of business.

Revenues from our China operations increased to $14.7 million from $7.8 million in the prior year representing an 89% increase for the same period year over year. Strong growth occurred in the computer and peripheral market leveraging automated surface mount assembly capabilities installed late in the prior quarter. Adding surface mount assembly to base flex circuit manufacturing significantly increased the revenue per circuit during the period. Increasing value-add capabilities such as automated surface mount assembly, remains core to our growth strategy. Growth in China also occurred in several other markets including automotive and electronic identification.

Polymer thick film revenues totaled $9.5 million increasing 46% versus the same period of the prior year. Revenues increases continue to be driven by accelerated growth in the medical market, particularly in disposable medical devices. Strong performance occurred in both our United Kingdom and United States manufacturing operations.

Revenues in our Methuen, Massachusetts multilayer manufacturing operations increased 37% versus the same period of the prior year. Steady growth in military /aerospace programs has contributed to an improved backlog of base business. In July 2004, we began transitioning multilayer flex manufacturing from Delphi Corporation's Irvine, California facility to our Methuen operation under a strategic sourcing relationship. We expect to increase shipments from this opportunity over the next several quarters.

Cost of Products Sold. Cost of products sold was $26.8 million, or 85% of total revenues, for the three months ended September 30, 2004, versus $17.5 million, or 89% of total revenues, for the three months ended September 28, 2003. Reduction in the cost of products sold as a percentage of total revenues, or correspondingly an improvement in our gross margin, was in large part driven by manufacturing volume increases. Revenues increased 60%, for the same period year over year, resulting in improved factory utilization and better absorption of fixed overhead costs. Fixed and variable manufacturing overhead decreased from 41% of revenues in the first quarter of fiscal 2003 to 31% of revenues for the current quarter. In addition to improved utilization, overhead as a percentage of revenue was favorably impacted by a continued shift of manufacturing to our low cost China operations.

Reductions in manufacturing overhead were in part offset by increases in material cost. Raw material costs and in particular copper prices escalated more than 25% during the past year. Similarly, base flexible materials such as polyimide rose substantially during the year with worldwide supply constraints. In many cases this has forced increased pricing to our customers. Long term supply commitments however, do not always permit price increases, at least in the short term. Rising material costs continues to place adverse pressure on gross margins.

The Methuen multilayer operation continues to experience low capacity utilization and, correspondingly, significant unfavorable manufacturing variances. Revenue in the multilayer operation was severely impacted by the rapid decline of the telecommunications network infrastructure market. In fiscal 2001 this market represented over 75% of multilayer revenues. In the first quarter of fiscal 2005, revenues in this market were immaterial. Over the past two years we have sought to replace this revenue by targeting markets demanding complex North American design and manufacturing solutions. We believe the military aerospace and medical markets represent two growing markets demanding such services. In addition to a focused corporate sales effort targeting new business development, we have continued to evaluate opportunities to acquire business, particularly in the highly fragmented military aerospace market. In June 2004, we entered into a strategic sourcing agreement with Delphi Corporation. Under the arrangement Delphi Corporation will transfer production of its multilayer flexible circuit manufacturing to our Methuen operation. In the first quarter of fiscal 2005 we began manufacturing for Delphi Corporation although initial shipments only totaled approximately $190,000. We expect manufacturing to increase significantly over the remainder of the 2005 fiscal year improving facility utilization and further reducing multilayer operating losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the three months ended September 30, 2004 versus $3.7 million for the comparable period in the prior year. Increases can be primarily attributed to higher commissions ($300,000) on sharp increases in revenues, higher public company costs ($200,000) including legal, audit and insurance, continued escalation of fringe costs ($100,000) in particular medical expenses, and infrastructure investment in China ($200,000).

Interest Income. Interest income was $6,000 for the three months ended September 30, 2004 compared to $5,000 for the three months ended September 28, 2003, and primarily consists of interest income on our cash balances.

Interest Expense. Interest expense was $764,000 for the three months ended September 30, 2004 compared to $533,000 for the three months ended September 28, 2003. Interest expense for the period ended September 30, 2004 included $425,000 for amortized deferred financing costs and $69,000 for interest payable in common stock related to issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen, Massachusetts facility, the Loan Security Agreement and sale of convertible subordinated note. The balance of the interest expense represents interest incurred on our short and long term bank borrowings and deferred compensation.

Non operating income. Non operating income was $0 for the three months ended September 30, 2004 versus $12,000 for the three months ended September 28, 2003. Non operating income primarily represents currency exchange rate gains.

Non operating expense. Non operating expense was $26,000 for the three months ended September 30, 2004 compared to $200 for the three months ended September 28, 2003. Non operating expense primarily represents currency exchange rate losses.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $706,000 in the three months ended September 30, 2004 compared to $2.0 million in the three months ended September 28, 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 7% for the three months ended September 30, 2004 versus 0% for the three months ended September 28, 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, which have subsequently been waived, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S. operating losses during the three months ended September 30, 2004. In fiscal 2003, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2004, we had approximately $2.5 million in cash and cash equivalents.

Net cash used by operations during the three months ended September 30, 2004 was $987,000. Net operating losses of $799,000 after adjustment for minority interest, interest payable in common stock, depreciation and amortization, provided $995,000 of operating cash. Working capital consumed $2.0 million of cash. Cash used for working capital included $3.9 million for accounts receivable, $2.3 million for inventory, $3.9 million from accounts payable, and $242,000 from other working capital sources. Increases in accounts receivable were primarily driven by revenue growth. In addition, a pricing dispute with a major customer, which was resolved in October 2004, contributed $1 million to the increases in accounts receivable at September 30, 2004. Inventory increases occurred in raw material, which includes connectors and assembly components ($1.5 million) and work in process ($600,000). The growth in inventory is in part a function of our expanded value-add strategy.

Net cash provided by investing activities was $594,000 for the three months ended September 30, 2004, and was used to purchase capital equipment and other assets. As of September 30, 2004, we have an additional $187,000 of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to enhance cash flows. Cash provided by financing activities was $2.4 million for the three months ended September 30, 2004 including $2.5 million that represents the net repayments and borrowings on our bank debt. Payments include $1.2 million to retire one of Parlex Shanghai's local short-term bank notes.

Improved financial performance in the first quarter of 2005 significantly reduced operating losses and cash used in operations. Increased sales in the first quarter of 2005, however, have placed additional cash demands on working capital with growth in account receivables and inventory. The strong credit ratings of our large OEM and EMS customer base have allowed us to successfully finance this growth through our asset based working capital lines of credit. We recently completed stand alone financing for our China operations through a new line of credit with Bank of China which will allow us to continue financing our growth plans. See "Factors That May Affect Future Results".

Series A Convertible Preferred Stock - On June 8, 2004, we completed a private placement of 40,625 shares of Series A Convertible Preferred Stock and warrants entitling holders to purchase an aggregate of 203,125 shares of common stock at $80.00 per unit for proceeds of approximately $2,950,000, net of issuance costs of approximately $300,000. In connection with the private placement, the investors received rights to purchase additional shares of the Series A Preferred Stock. For additional information relating to the Series A Convertible Preferred Stock, please see Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements.

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

On September 23, 2003, we executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, we executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required us to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement was increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, we entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of our subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and our principal subsidiaries. On May 10, 2004, we executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, we executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of our subsidiaries to borrow up to $5,000,000 in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate (4.75% at September 30, 2004) plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, we executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. All other terms and conditions of the Loan Agreement remain the same. As of September 30, 2004, we were in compliance with our financial covenants. At September 30, 2004, we had available borrowing capacity under the Loan Agreement of approximately $1.6 million. Since the available borrowing capacity exceeded $750,000 at September 30, 2004, none of our cash balance was subject to restriction at September 30, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying consolidated balance sheets as of September 30, 2004 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if : 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - On August 20, 2003, Parlex Shanghai entered into a short-term bank note, due August 20, 2004, bearing interest at 5.841% and guaranteed by Parlex Interconnect. The note was retired in
August 2004.   On December 15, 2003, Parlex Shanghai entered into a short-
term bank note, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under this short-term note totaled $605,000 as of September 30, 2004. On January 14, 2004, Parlex Shanghai entered into two short-term bank notes, due October 12, 2004 for $725,000 and November 10, 2004 for $1.0 million, bearing interest at 5.31% and guaranteed by Parlex Interconnect. On October 11, 2004, Parlex Shanghai renewed the bank note due October 12, 2004 for an additional six months. We intend on renewing the bank note due November 10, 2004 at similar terms and conditions. On February 13, 2004 and March 2, 2004, Parlex Shanghai entered into two short-term bank notes, due January 12, 2005 and March 1, 2005 respectively, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding under these short-term notes as of September 30, 2004 totaled $3.8 million. On March 5, 2004, Parlex Shanghai entered into a short-term bank note, due January 5, 2005, bearing interest at LIBOR plus 2.5% and guaranteed by Parlex Asia. Amounts outstanding under this short-term note as of September 30, 2004 totaled $1.5 million. We believe that we will be able to obtain the necessary refinancing of our Parlex Shanghai short-term debt because of our history of successfully refinancing our Chinese debt and our improving operating results.

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2%. We anticipate utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, we entered into a sale-leaseback transaction pursuant to which we sold our corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9,000,000. The purchase price consisted of $5,350,000 in cash at the closing, a promissory note in the amount of $2,650,000 (the "Note") and up to $1,000,000 in additional cash under the terms of an Earn Out Clause. In June 2004, we received $750,000 reducing the principal balance of the promissory note to $1,900,000. Under the terms of the Purchase and Sale Agreement, we simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provide us with a continuing involvement in the Methuen Facility, we have accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1,000,000 in additional cash under the terms of an Earn Out Clause, will be recorded as an increase to the finance obligation as cash payments are received. We record the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We have concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $68,502 within stockholders' equity at September 30, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, we issued a total of 48,717 shares of common stock in October 2003, and in January, April and July 2004 in satisfaction of the previously recorded interest. We also issued 13,123 shares of common stock in October 2004 as payment for the interest accrued as of September 30, 2004.

The Notes contained a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1,035,000, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes which is being amortized to interest expense over the four year life of the Notes.

After two years from the date of issuance, we have the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After three years from the date of issuance, the holder of any of the Notes may require us to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid accrued interest.

In response to the worldwide downturn in the electronics industry, we have taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, we transferred our high volume automated surface mount assembly line from our Cranston, Rhode Island facility to China. In August 2004, we announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits which were previously manufactured by Delphi Corporation in its Irvine, California facility. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return us to profitability. Our plans include the following actions: 1) continuing to consolidate manufacturing facilities;
2) continuing to transfer certain manufacturing processes from our domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding our products in the home appliance, laptop computer, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

In fiscal years 2003 and 2004, we entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with financing to support our current working capital needs. Working capital requirements, particularly those to support the growth in our China operations, consumed $10.4 million of a total of $11.4 million of cash used in operations during 2004. In September 2004, we secured a new $5 million asset based working capital agreement with the Bank of China which provides stand alone financing for our China operations. In addition, in May 2004 we received net proceeds of approximately $2.95 million from the sale of our Series A convertible preferred stock. We continue to evaluate alternative financing opportunities to further improve our liquidity and to fund working capital needs.

We believe that our cash on hand and the cash expected to be generated from operations will be sufficient to enable us to meet our operating obligations through September 2005. If we require additional or new external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on our operations. At September 30, 2004, we were in compliance, and we expect to remain in compliance, with all of our financial covenants associated with our financing arrangements.

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

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. In the event that we are not in compliance with our financial covenants in the future, we cannot be certain our lenders will grant us waivers or execute amendments on terms, which are satisfactory to us. If such waivers are not received, our debt is immediately callable.

Since entering into our current loan arrangement with our primary lender, Silicon Valley Bank, in June of 2003, we have requested and received several waivers relating to our failure to comply with certain financial covenants under our loan arrangement. In conjunction with the waivers, we have also executed several modifications of our loan arrangement, which have primarily resulted in easing our covenant compliance requirements, but have also increased our costs of borrowing. Although we do not believe Silicon Valley Bank will exercise any right it may have to immediately call our debt if we fail to comply with our financial covenants, we cannot guarantee that they will not do so. We are currently in compliance with all of our financial covenants, as amended.

The issuance of our shares upon conversion of outstanding convertible notes, conversion of preferred stock and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants is $8.00 per share. In addition, on June 8, 2004, we completed a private placement of 40,625 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") (and accompanying warrants), for $80.00 per share, or $3.25 million in the aggregate. Each share of Preferred Stock may be converted at any time at the option of the holder of the Preferred Stock for 10 shares of common stock, and the exercise price of the warrants is $8.00 per share. For additional information relating to the sale of the convertible subordinated notes and related warrants, please see "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - 7% Convertible Subordinated Notes and Warrants" in our Form 10-K filing for the period ended June 30, 2004. For additional information relating to the sale of Preferred Stock and related warrants, please see "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - Series A Preferred Stock and Warrants" in our Form 10-K filing for the period ended June 30, 2004.

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

We have a substantial amount of indebtedness. As of September 30, 2004, we had approximately $26.0 million of consolidated debt of which $15.4 million is due within one year. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 34% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 20 patents issued and have 8 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

Interest Rate Risk

Our primary bank facility bears interest at our lender's prime rate plus 2.25%. We also have a subsidiary bank note for $1,500,000 at LIBOR plus 2.5%. The prime rate is affected by changes in market interest rates. These variable rate lending facilities create exposure for us relating to interest rate risk; however, we do not believe our interest rate risk to be material. As of September 30, 2004, we had an outstanding balance under our primary bank facility of $7,355,000 and an outstanding balance of $1,500,000 under our subsidiary note. A hypothetical 10% change in interest rates would impact interest expense by approximately $63,000 over the next fiscal year, and such amount would not have a material effect on our financial position, results of operations and cash flows.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to interest rate risk.

Currency Risk

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of September 30, 2004 of approximately $20.6 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of September 30, 2004 of approximately $5.9 million. We believe that a 10% change in exchange rates would not have a significant impact upon our financial position, results of operation or outstanding debt. As of September 30, 2004, Parlex Shanghai had outstanding debt of approximately $7.7 million. As of September 30, 2004, Poly-Flex Circuits Limited had no outstanding debt.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2004. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

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

Item 6.  EXHIBITS

         Exhibits - See Exhibit Index to this report.

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

                                       PARLEX CORPORATION
                                       ------------------


                                       By: /s/ Peter J. Murphy
                                           --------------------------------
                                           Peter J. Murphy
                                           President and Chief Executive
                                           Officer


                                       By: /s/ Jonathan R. Kosheff
                                           --------------------------------
                                           Jonathan R. Kosheff
                                           Treasurer & CFO

                                           (Principal Accounting and
                                           Financial Officer)


                                       November 12, 2004
                                       -----------------
                                             Date

                                EXHIBIT INDEX

EXHIBIT      DESCRIPTION OF EXHIBIT


  10.1 Change of Control Agreement, dated July 21, 2004 by and between Parlex Corporation and Thibaud LeSeguillon (filed herewith).

  10.2 Change of Control Agreement, dated July 21, 2004 by and between Parlex Corporation and Eric Zanin (filed herewith).

  10.3       Form of Stock Option Grant Agreement under Parlex
             Corporation's 1989 Employees' Stock Option Plan (file herewith).

  10.4       Form of Stock Option Grant Agreement under Parlex
             Corporation's 1996 Outside Directors' Stock Option Plan (file herewith).

  10.5       Form of Stock Option Grant Agreement under Parlex
             Corporation's 2001 Employees' Stock Option Plan (file herewith).

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