Form 10-Q
period 2004-12-31
PARLEX CORP
filed 2005-02-14
CIK 724988

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ______________________

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 31, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ____ to ____

                           ______________________

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

The number of shares outstanding of the registrant's common stock as of February 8, 2005 was 6,462,179 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                 FORM 10 - Q
                                 -----------

                                    INDEX
                                    -----


Part I - Financial Information                                             Page
                                                                           ----

Item 1. Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets - December 31, 2004 and June 30, 2004   3

Condensed Consolidated Statements of Operations - For the Three and Six
Months Ended December 31, 2004 and December 28, 2003                          4

Condensed Consolidated Statements of Cash Flows - For the Six Months Ended
December 31, 2004 and December 28, 2003                                       5

Notes to Unaudited Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          39

Item 4.  Controls and Procedures                                             40

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 42

Item 6.  Exhibits                                                            42

Signatures                                                                   43

Exhibit Index                                                                44

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
---------------------------------------------------------------------------


ASSETS                                        December 31, 2004     June 30, 2004

CURRENT ASSETS:
  Cash and cash equivalents                        $  3,419,381      $  1,626,275
  Accounts receivable - net                          23,067,200        21,999,646
  Inventories - net                                  23,469,839        20,326,134
  Refundable income taxes                                13,287           380,615
  Deferred income taxes                                  42,958            42,958
  Other current assets                                1,830,998         2,381,471
                                                   ------------      ------------
      Total current assets                           51,843,663        46,757,099
                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT - NET                  43,354,190        44,979,740

INTANGIBLE ASSETS - NET                                  31,282            32,746

GOODWILL - NET                                        1,157,510         1,157,510

DEFERRED INCOME TAXES                                    40,000            40,000

OTHER ASSETS - NET                                    2,006,536         2,283,136
                                                   ------------      ------------
TOTAL                                              $ 98,433,181      $ 95,250,231
                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                $ 14,018,356      $ 12,861,077
  Accounts payable                                   19,250,749        16,479,547
  Dividends payable                                      67,582            39,317
  Accrued liabilities                                 5,317,526         4,277,587
                                                   ------------      ------------
      Total current liabilities                      38,654,213        33,657,528
                                                   ------------      ------------
LONG-TERM DEBT                                       10,638,069        10,534,679
                                                   ------------      ------------
OTHER NONCURRENT LIABILITIES                            876,841         1,025,091
                                                   ------------      ------------
MINORITY INTEREST IN PARLEX SHANGHAI                    651,861           570,963
                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock                                        40,625            40,625
  Common stock                                          644,905           663,281
  Accrued interest payable in common stock               98,029            87,924
  Additional paid-in capital                         65,981,409        66,979,397
  Accumulated deficit                               (20,017,719)      (17,771,307)
  Accumulated other comprehensive income                864,948           499,675
  Less treasury stock, at cost                                -        (1,037,625)
                                                   ------------      ------------
      Total stockholders' equity                     47,612,197        49,461,970
                                                   ------------      ------------

TOTAL                                              $ 98,433,181      $ 95,250,231
                                                   ============      ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
---------------------------------------------------------------------------


                                                            Three Months Ended                         Six Months Ended
                                                  December 31, 2004    December 28, 2003    December 31, 2004    December 28, 2003
                                                  -----------------    -----------------    -----------------    ------------------

REVENUES:                                            $30,203,361          $23,559,093          $61,690,767          $43,263,524
                                                     -----------          -----------          -----------          ------------

COSTS AND EXPENSES:
  Cost of products sold                               26,198,282           20,817,086           53,024,771           38,277,807
  Selling, general and administrative expenses         4,610,337            3,959,374            9,218,985            7,699,740
                                                     -----------          -----------          -----------          ------------

      Total costs and expenses                        30,808,619           24,776,460           62,243,756           45,977,547
                                                     -----------          -----------          -----------          ------------

OPERATING LOSS                                          (605,258)          (1,217,367)            (552,989)          (2,714,023)

INTEREST INCOME (EXPENSE)
Interest income                                           33,507                2,427               39,868                7,021
Interest expense                                        (772,337)            (664,855)          (1,536,687)          (1,197,505)
                                                     -----------          -----------          -----------          ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (1,344,088)          (1,879,795)          (2,049,808)          (3,904,507)

PROVISION FOR INCOME TAXES                               (62,850)                   -             (115,706)                   -
                                                     -----------          -----------          -----------          ------------

LOSS BEFORE MINORITY INTEREST                         (1,406,938)          (1,879,795)          (2,165,514)          (3,904,507)

MINORITY INTEREST                                        (40,747)             (47,439)             (80,898)            (109,758)
                                                     -----------          -----------          -----------          ------------

NET LOSS                                              (1,447,685)          (1,927,234)          (2,246,412)          (4,014,265)

PREFERRED STOCK DIVIDENDS                                (67,582)                   -             (135,164)                   -
                                                     -----------          -----------          -----------          ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $(1,515,267)         $(1,927,234)         $(2,381,576)         $(4,014,265)
                                                     ===========          ===========          ===========          ===========

BASIC AND DILUTED NET LOSS PER SHARE                 $     (0.23)         $     (0.30)         $     (0.37)         $     (0.63)
                                                     ===========          ===========          ===========          ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED            6,449,056            6,331,148            6,442,495            6,321,734
                                                     ===========          ===========          ===========          ===========

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
---------------------------------------------------------------------------


                                                                                     Six Months Ended
                                                                          December 31, 2004    December 28, 2003
                                                                          -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (2,246,412)        $ (4,014,265)
                                                                            ------------         ------------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Non-cash operating items:
    Depreciation of property, plant and equipment                              2,625,444            2,724,925
    Amortization of deferred loss on sale-leaseback,
     deferred financing costs and intangible assets                              579,637              479,891
    Interest payable in common stock                                             166,532              174,898
    Minority interest                                                             80,898              109,758
    Gain on sale of China land use rights                                              -              (86,531)
    Changes in current assets and liabilities:
      Accounts receivable - net                                                 (948,405)          (4,475,237)
      Inventories - net                                                       (3,030,508)          (2,651,412)
      Refundable income taxes                                                    367,328              144,776
      Other assets                                                               561,809             (378,917)
      Accounts payable and accrued liabilities                                 2,140,696              112,729
                                                                            ------------         ------------
        Net cash provided by (used in) operating activities                      297,019           (7,859,385)
                                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of China land use rights                                                        -            1,179,145
  Additions to property, plant and equipment and other assets                   (431,278)            (208,314)
                                                                            ------------         ------------
        Net cash (used in) provided by investing activities                     (431,278)             970,831
                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of warrants                                                                 -              600,000
  Proceeds from bank loans                                                    49,084,779           24,352,824
  Payment of bank loans                                                      (47,980,145)         (23,370,212)
  Payment of capital lease                                                       (53,036)                   -
  Payment of Methuen sale-leaseback financing obligation                        (121,939)            (151,440)
  Cash received for interest on sale-leaseback note receivable                    60,750               66,252
  Dividend paid to series A preferred stock investors                           (106,900)                   -
  Receipt of joint venture deposit                                             1,000,000                    -
  Proceeds from convertible note, net of costs                                         -            5,480,416
                                                                            ------------         ------------
        Net cash provided by financing activities                              1,883,509            6,977,840
                                                                            ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           43,856               11,341
                                                                            ------------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,793,106              100,627
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,626,275            1,513,523
                                                                            ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  3,419,381         $  1,614,150
                                                                            ============         ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
 INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases financed
   under capital lease, long-term debt and accounts payable                 $    468,795         $    549,913
                                                                            ============         ============
  Issuance of warrants in connection with issuance of convertible debt      $          -         $  1,139,252
                                                                            ============         ============
  Beneficial conversion feature associated with convertible debt            $          -         $  1,035,016
                                                                            ============         ============
  Interest paid in common stock                                             $    156,426         $     73,195
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

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the three and six months ended December 31, 2004 and December 28, 2003. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2004.

      As shown in the consolidated financial statements, the Company incurred net losses of $2,246,412 and $4,014,265 and provided $297,019 of cash from operations and used $7,859,385 in operations for the six months ended December 31, 2004 and December 28, 2003, respectively. In addition, the Company had an accumulated deficit of $20,017,719 at December 31, 2004. As of December 31, 2004, the
      Company had a cash balance of $3,419,381.

      In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, the Company transferred its high volume automated surface mount assembly line from its Cranston, Rhode Island facility to China. In August 2004, the Company announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits that were previously manufactured by Delphi Corporation in its Irvine, California facility. Management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. Management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from the Company's domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding the Company's products in the home appliance, cell phone and handheld devices, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

      In fiscal years 2003 and 2004, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with financing to support its current working capital needs. Working capital requirements, particularly those to support the growth in the Company's China operations, consumed $10.4 million of a total $11.4 million of cash used in operations during 2004. In September 2004, the Company secured a new $5 million asset based working capital agreement with the Bank of China which provides standalone financing for its China operations. In addition, in May and June of 2004 the Company received net proceeds of approximately $2.95 million from the sale of its Series A convertible preferred stock. In December 2004, the Company entered into a joint venture agreement and related agreements with Infineon Technologies Asia Pacific Pte Ltd. The Company received a $1.0 million deposit upon execution of the agreements, and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes. Also in December 2004, the Company executed a loan modification with Silicon Valley Bank ("SVB") extending the term of its loan agreement with SVB to July 2006 and increasing the borrowing limit from $10.0 million to $12.0 million. During the first six months of fiscal 2005, the Company generated cash flow from operations of approximately $297,000. Management continues to evaluate alternative financing opportunities to further improve its liquidity and to fund working capital needs. Management believes that the Company's cash on hand and the cash expected to be generated from operations will be sufficient to enable the Company to meet its operating obligations at least through December 2005. If the Company requires additional or new external financing to repay or refinance its existing financing obligations or fund its working capital requirements, the Company believes that it will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on the Company's operations. At December 31, 2004, the Company was in compliance, and expects to remain in compliance, with all of its financial covenants associated with its financing arrangements.

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


                                  December 31,      June 30,
                                      2004            2004

      Raw materials               $10,763,777     $ 8,729,132
      Work in process              10,621,432       9,444,722
      Finished goods                4,943,151       5,049,796
                                  -----------     -----------
      Total cost                   26,328,360      23,223,650
      Reserve for obsolescence     (2,858,521)     (2,897,516)
                                  -----------     -----------
      Inventory, net              $23,469,839     $20,326,134
                                  ===========     ===========

3.    Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                            December 31,       June 30,
                                                2004             2004

      Land and land improvements            $    589,872     $    589,872
      Buildings                               18,543,295       18,543,295
      Machinery and equipment                 63,274,258       64,348,226
      Leasehold improvements and other         6,923,327        6,695,173
      Construction in progress                 4,381,548        2,902,141
                                            ------------     ------------

      Total cost                              93,712,300       93,078,707
      Less: accumulated depreciation         (50,358,110)     (48,098,967)
                                            ------------     ------------
      Property, plant and equipment, net    $ 43,354,190     $ 44,979,740
                                            ============     ============

4.    Intangible Assets
      -----------------

      Intangible assets consisted of:


                                  December 31,    June 30,
                                      2004          2004

      Patents                       $ 58,560      $ 58,560
      Accumulated amortization       (27,278)      (25,814)
                                    --------      --------

      Intangible assets, net        $ 31,282      $ 32,746
                                    ========      ========

      The Company has reassessed the remaining useful lives of the intangible assets at December 31, 2004 and determined the useful lives are appropriate in determining amortization expense.
      Amortization expense for the six months ended December 31, 2004 and December 28, 2003 was $1,464 and $3,181, respectively.

5.    Other Assets
      ------------

      Other assets consisted of:


                                                                                     December 31,     June 30,
                                                                                         2004           2004

      Deferred loss on sale-leaseback of Poly-Flex Facility, net                      $  950,224     $1,087,606
      Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)        361,700        361,700
      Deferred financing costs on the Loan and Security Agreement (see Note 7)           325,847        267,722
      Deferred financing costs on Convertible Subordinated Note (see Note 7)             673,930        673,930
      Other                                                                              146,808        160,650
                                                                                      ----------     ----------
      Total cost                                                                       2,458,509      2,551,608
      Less: accumulated amortization                                                    (451,973)      (268,472)
                                                                                      ----------     ----------
      Total Other Assets, net                                                         $2,006,536     $2,283,136
                                                                                      ==========     ==========

      In June 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island for a total purchase price of $3,000,000 in cash. Under the terms of the Purchase and Sale Agreement, Poly-Flex entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company did not record an immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets - Net on the condensed consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $137,000 for the six months ended December 31, 2004 and December 28, 2003.

      Amortization of deferred financing costs was $184,000 and $127,000 for the six months ended December 31, 2004 and December 28, 2003, respectively.

6.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

      The following is a summary of the facility exit costs activity during the three months ended December 31, 2004:


                                               Facility                              Facility
                                              Exit Costs     FY2005 Activity        Exit Costs
                                               Accrued             Cash              Accrued
                                            June 30, 2004        Payments       December 31, 2004
                                            -------------    ---------------    -----------------

      Total facility refurbishment costs       $136,952          $(1,500)            $135,452

      The remaining accrued facility exit costs at December 31, 2004 represent the estimated costs to refurbish the facility. The Company expects the balance of accrued facility exit costs at December 31, 2004 to be paid by the end of fiscal 2005.

7.    Long-term Debt
      --------------

      Long-term debt consisted of:


                                                                  December 31,      June 30,
                                                                      2004            2004

      Loan and Security Agreement                                 $ 5,942,456     $ 3,618,091
      Parlex Shanghai term notes                                    7,058,449       8,870,792
      Parlex Interconnect term note                                   604,120               -
      Finance obligation on sale-leaseback of Methuen Facility      5,848,055       5,909,245
      Convertible Subordinated Note                                 4,663,105       4,404,351
      Other                                                           540,240         593,277
                                                                  -----------     -----------
      Total long-term debt                                         24,656,425      23,395,756
      Less: current portion of long-term debt                      14,018,356      12,861,077
                                                                  -----------     -----------
      Long-term debt                                              $10,638,069     $10,534,679
                                                                  ===========     ===========

      A summary of the current portion of our long term debt described above is as follows:


                                                                  December 31,      June 30,
                                                                      2004            2004

      Loan and Security Agreement                                 $ 5,942,456     $ 3,618,091
      Parlex Shanghai term notes                                    7,058,449       8,870,792
      Parlex Interconnect term note                                   604,120               -
      Finance obligation on sale-leaseback of Methuen Facility        300,345         263,849
      Other                                                           112,986         108,345
                                                                  -----------     -----------

      Total current portion of long-term debt                     $14,018,356     $12,861,077
                                                                  ===========     ===========

      Loan and Security Agreement ("the Loan Agreement") - The Company executed the Loan Agreement with Silicon Valley Bank on June 11, 2003, and since such date has entered into seven amendments to the Loan Agreement. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of the Company's assets. The Company may borrow up to $12.0 million based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1.0 million, which reduces the Company's availability for borrowings under the Loan Agreement. As of December 31, 2004, the Company had a $1.0 million letter of credit outstanding. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

      On September 23, 2003, the Company executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, the Company executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required the Company to report earnings before income taxes, depreciation and amortization ("EBITDA") of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement was increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, the Company entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of the Company's subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and its principal subsidiaries. On May 10, 2004, the Company executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, the Company executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of the Company's subsidiaries to borrow up to $5.0 million in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, the Company executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. On December 22, 2004, the Company executed a Seventh Loan Modification Agreement (the "Seventh Modification Agreement") with Silicon Valley Bank. The Seventh Modification Agreement increased the Company's maximum borrowings to $12.0 million based upon a borrowing base of eligible accounts receivable plus the lesser of 20% of eligible inventory or $1,000,000. The Seventh Modification Agreement reduced the interest rate on borrowings to the bank's prime rate (5.25% at December 31, 2004) plus 2.00% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.50% after two consecutive quarters of positive net income, respectively). The Seventh Modification Agreement changed the EBITDA requirement to $500,000 on a three month trailing basis beginning December 31, 2004 and to $750,000 on a three month trailing basis beginning June 30, 2005. The Seventh Modification Agreement extends the maturity date of the Loan Agreement from July 11, 2005 to July 11, 2006. As of December 31, 2004, the Company was in compliance with its financial covenants. At December 31, 2004, the Company had available borrowing capacity under the Loan Agreement of approximately $2.8 million. As the available borrowing capacity exceeded $750,000 at December 31, 2004, none of the Company's cash balance was subject to restriction at December 31, 2004.

      The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement are classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

      Parlex Shanghai Term Notes - On December 15, 2003, Parlex Shanghai entered in to a short-term bank note for $605,000, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. The note was repaid on December 14, 2005. On March 2, 2004, Parlex Shanghai entered into a short-term bank note, due March 1, 2005, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $2.5 million. In January 2005, Parlex Shanghai renewed a bank note bearing interest at LIBOR plus 2.5% and guaranteed by the Company's subsidiary Parlex Asia Pacific Ltd., ("Parlex Asia"). Amounts outstanding under this note, due February 28, 2005, as of December 31, 2004 total $1.5 million. On October 11, 2004, Parlex Shanghai renewed a bank note bearing interest at 5.31%, which is guaranteed by Parlex Interconnect. Amounts outstanding under this short-term bank note due April 13, 2005 totaled $725,000 as of December 31, 2004. On November 11, 2004, Parlex Shanghai renewed a bank note that was due on November 10, 2004. The short-term note bearing interest at 5.58%, due June 30, 2005 is guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $1.0 million. On November 24, 2004, Parlex Shanghai renewed a bank note due January 12, 2005. The short-term note bearing interest at 5.58%, due June 30, 2005 is guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $1.3 million. The Company believes that it will be able to obtain the necessary refinancing of its Parlex Shanghai short-term debt because of the Company's history of successfully refinancing its short term Chinese borrowings and its rapidly improving Chinese operating results.

      Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

      Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. The Company anticipates utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

      Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex entered into a sale-leaseback transaction pursuant to which it sold its corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause. In June 2004, Parlex received $750,000 reducing the principal balance of the promissory note to $1.9 million. In connection with the transaction, Parlex simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

      As the repurchase option contained in the lease and the receipt of the Note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1.0 million in additional cash under the terms of an Earn Out Clause, will be recorded as an increase to the finance obligation as cash payments are received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

      Convertible Subordinated Notes - On July 28, 2003, Parlex sold an aggregate $6.0 million of its 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. The Company received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to pay down amounts borrowed under the Company's Loan Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

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

      The Company recorded accrued interest payable on the Notes of $98,029 within stockholders' equity at December 31, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, the Company issued a total of 61,840 shares of common stock from October 2003 to October 2004 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in January 2005 as payment for the interest accrued at December 31, 2004.

      The Notes contain a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1.035 million, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes that is being amortized to interest expense over the four year life of the Notes.

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

8.    Stockholders' Equity
      --------------------

      Series A Convertible Preferred Stock - On May 7, 2004 and June 8, 2004, the Company completed a private placement of 40,625 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants entitling holders to purchase 203,125 shares of common stock at $80.00 per unit for proceeds of approximately $2.95 million, net of issuance costs of approximately $300,000. In connection with the private placement, investors received rights to purchase additional shares of the Series A Preferred Stock (the "Over-Allotment Right"). The warrants are exercisable immediately at an exercise price of $8.00 per share (subject to adjustment for certain dilutive events) and expire on May 7, 2007 and June 8, 2007. The Over-Allotment Right, which has now expired, allowed each investor to purchase additional shares of Series A Preferred Stock in an amount up to 20% of the original purchase and on the same terms as the original purchase.

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

      The Preferred Stock also entitles the holders thereof to a preferential payment in the event of the Company's voluntary or involuntary liquidation, dissolution or winding up. Specifically, in any such case, the holders of Preferred Stock shall be entitled to be paid, out of the Company's assets that are available for distribution to our shareholders, the sum of $80.00 per share of Preferred Stock held, or $3.25 million, plus all accrued and unpaid dividends thereon, prior to any payments being made to holders of our common stock. The $80.00 per share liquidation preference payment amount is subject to equitable adjustment for stock splits, stock dividends, combinations, reorganizations and similar events effecting the shares of Preferred Stock.

      As the original price of $80.00 included a share of Series A Preferred Stock, a warrant to purchase five shares of common stock and the Over-Allotment Right, the Company used the relative fair value method to record the transaction. Accordingly, $2.668 million, $486,000 and $96,000 of the gross proceeds were attributed to the 40,625 shares of Series A Preferred Stock, the 203,125 common stock warrants and the Over-Allotment Right, respectively. Since 38,750 shares of Series A Preferred Stock were issued for an effective purchase price of $6.56 per share, which was lower than the fair market value of the common stock at the date of closing, the investors realized a beneficial conversion feature of approximately $131,750. Accordingly, the beneficial conversion feature and the relative fair value of the warrants and Over-Allotment Right have been recorded as an increase to additional paid-in capital. The beneficial conversion feature was immediately accreted.

      Common Stock Warrants - The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at December 31, 2004:


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
                     =======              =====

      Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to Silicon Valley Bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which was recorded as a deferred financing cost and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the six months ended December 31, 2004 and December 28, 2003 was $25,000.

      In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase 331,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1,035,000 and $146,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as an original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the four year life of the Note and totaled $144,600 for the six months ended December 31, 2004.

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

      Treasury Stock - Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. The new Act eliminates the concept of "treasury stock" and instead Section 6.31 of Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. Accordingly, shares previously reported as treasury stock by the Company have been redesignated, at an aggregate cost of $1,037,625, as authorized but unissued shares. This aggregate cost has been allocated to the common stock's par value and additional paid-in capital.

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

10.   Stock-Based Compensation
      ------------------------

      The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, using the intrinsic-value method as permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant.

      Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted net loss per share would have been as follows:


                                                            Three Months Ended                       Six Months Ended
                                                  December 31, 2004   December 28, 2003   December 31, 2004   December 28, 2003

Net loss attributable to common stockholders         $(1,515,267)        $(1,927,234)        $(2,381,576)        $(4,014,265)
Add stock-based compensation expense
 included in reported net loss                                 -                   -                   -                   -
Deduct stock-based compensation expense
 determined under the fair-value method                  (98,000)           (171,000)           (180,000)           (362,000)
                                                     -----------         -----------         -----------         -----------
Net loss - attributable to
 common stockholders - pro forma                     $(1,613,267)        $(2,098,234)        $(2,561,576)        $(4,376,265)
                                                     ===========         ===========         ===========         ===========

Basic and diluted net loss per share - as reported   $     (0.23)        $     (0.30)        $     (0.37)        $     (0.63)
Basic and diluted net loss per share - pro forma     $     (0.25)        $     (0.33)        $     (0.40)        $     (0.69)

      The fair values of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                                           Three Months Ended                         Six Months Ended
                                                 December 31, 2004    December 28, 2003    December 31, 2004    December 28, 2003

      Average risk-free interest rate                  2.9%                 3.1%                 2.9%                 3.3%
      Expected life of option grants                 3.5 years            3.5 years              3.5 years            3.5 years
      Expected volatility of underlying stock           70%                  72%                    70%                  74%
      Expected dividend rate                           None                 None                   None                 None

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

      The Company expects to adopt SFAS No. 123R using the Statement's modified prospective application method.

      Adoption of SFAS No. 123R is expected to increase stock compensation expense. The Company is evaluating the effect that SFAS 123R will have in subsequent years. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

      The following is a summary of activity for all of the Company's stock option plans:



                                                    Three Month Ended December 31, 2004    Six Month Ended December 31, 2004
                                                                       Weighted-                             Weighted-
                                                            Shares      Average                  Shares       Average
                                                            Under      Exercise                  Under       Exercise
                                                            Option       Price                   Option        Price

      Outstanding options at beginning of period            666,775      $11.41                  567,775       $12.54
        Granted                                              14,000        5.75                  130,500         5.98
        Cancelled                                             3,000       12.31                   20,500        12.09
        Exercised                                                 -           -                        -            -
                                                            -------      ------                  -------       ------
      Outstanding options at end of period                  677,775      $11.29                  677,775       $11.29
                                                            =======      ======                  =======       ======
      Exercisable options at end of period                  398,567      $13.46                  398,567       $13.46
                                                            =======      ======                  =======       ======
      Weighted average fair value of options
       granted during the period                                         $ 2.84                                $ 2.98
                                                                         ======                                ======

      The following table presents weighted-average price and life information about significant option groups outstanding and exercisable at December 31, 2004:


                                          Weighted-
                                           Average      Weighted-                   Weighted-
                                          Remaining      Average        Number       Average
          Exercise          Number       Contractual     Exercise     of Shares      Exercise
           Prices        Outstanding    Life (Years)      Price      Exercisable      Price

      $ 0.00 - $ 5.67        6,000           9.8          $ 5.40             -        $ 0.00
        5.67 -   6.67      136,500           8.9            6.01        12,000          6.05
        8.39 -  10.48      135,000           8.1            9.04        51,000          9.51
       11.37 -  13.25      268,525           6.2           12.17       203,817         12.27
       15.50 -  16.25       66,250           4.5           16.18        66,250         16.18
       18.75 -  19.13       63,500           2.8           18.78        63,500         18.78
            22.00            2,000           5.4           22.00         2,000         22.00
                           -------           ---          ------       -------        ------
      $ 0.00 - $22.00      677,775           6.7          $11.29       398,567        $13.46
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

      The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at December 31, 2004. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Net Loss Per Share
      ------------------

      Basic net loss per share is calculated on the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

      The net loss attributable to common stockholders for each period is as follows:


                                                               Three Months Ended                       Six Months Ended
                                                     December 31, 2004   December 28, 2003   December 31, 2004   December 28, 2003
                                                     -----------------   -----------------   -----------------   -----------------

      Net loss                                          $(1,447,685)        $(1,927,234)        $(2,246,412)        $(4,014,265)
      Dividends accrued on Series A preferred stock         (67,582)                  -            (135,164)                  -
                                                        -----------         -----------         -----------         -----------
      Net loss attributable to common stockholders      $(1,515,267)        $(1,927,234)        $(2,381,576)        $(4,014,265)
                                                        ===========         ===========         ===========         ===========

      Antidilutive shares were not included in the per-share calculations for the six months ended December 31, 2004 and December 28, 2003 due to the reported net losses for those periods. Antidilutive shares totaled approximately 1,162,400 and 837,525 for the six months ended December 31, 2004 and December 28, 2003, respectively. All antidilutive shares relate to outstanding stock options except for 484,625 and 272,500 antidilutive shares for the six months ended December 31, 2004 and December 28, 2003, respectively relating to warrants issued in connection with certain debt and equity financings (see Note 8).

13.   Comprehensive Loss
      ------------------

      Comprehensive loss for the three months ended December 31, 2004 and December 28, 2003 is as follows:


                                                            Three Months Ended                         Six Months Ended
                                                  December 31, 2004    December 28, 2003    December 31, 2004    December 28, 2003
                                                  -----------------    -----------------    -----------------    -----------------

      Net loss                                       $(1,447,685)         $(1,927,234)         $(2,246,412)         $(4,014,265)

      Other comprehensive income (loss):
        Foreign currency translation adjustments         288,563              201,486              365,273              143,911
                                                     -----------          -----------          -----------          -----------

      Total comprehensive loss                       $(1,159,122)         $(1,725,748)         $(1,881,139)         $(3,870,354)
                                                     ===========          ===========          ===========          ===========

      At December 31, 2004 and June 30, 2004, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

14.   Joint Venture
      -------------

      On December 22, 2004, Parlex entered into a Joint Venture Agreement, Stock Transfer Agreement and License Agreement (collectively, the "Agreements") with Infineon Technologies Asia Pacific Pte. Ltd ("Infineon"), a wholly-owned subsidiary of Infineon Technologies AG. Pursuant to the Agreements, Infineon will purchase, for an aggregate $3,000,000, a 49% interest in a new entity to be formed by Parlex. Under the terms of the Agreements, Parlex is required to obtain certain governmental approvals from the People's Republic of China with respect to establishing the new entity, and be able to consummate the transaction no later than March 31, 2005 (the "Outside Closing Date").

      Upon execution of the Agreements, Parlex received a deposit of an aggregate $1,000,000 of the total purchase price. Specifically, Infineon paid $500,000 to Parlex as consideration for the License Agreement, pursuant to which Parlex granted Infineon a license relating to certain proprietary technology used in connection with the business to be operated by the joint venture. Infineon also paid $500,000 of the $2.5 million to be payable to Parlex under the Stock Transfer Agreement, with the remaining $2.0 million to be paid at closing. In the event the transaction is not consummated on or before the Outside Closing Date, Parlex is required to repay the $1.0 million, or Infineon shall be entitled to offset such amount against certain Parlex invoices submitted to Infineon.

15.   Other Recent Accounting Pronouncements
      --------------------------------------

      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment to ARB No. 43, Chapter 4. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is presently evaluating the effect that adoption of Statement 151 will have on its consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that adoption of Statement 153 will have a material effecton its consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is presently evaluating the effect that the manufacturer's deduction will have in subsequent years.

      The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined and the presumption that such unremitted earnings will be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company's evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Such disclosures are included in Note 11.


<PAE> 19


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

During fiscal years 2002, 2003 and 2004 we incurred operating losses of $35.3 million and used cash to fund operations and working capital of $13.7 million. We have taken certain steps to improve operating margins, including the closure of facilities, downsizing of our North American employee base, and transfer of our manufacturing operations to lower cost locations, such as the People's Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and 2004 through sale-leasebacks of selected corporate assets, the issuance of convertible debt and preferred stock and the execution of new working capital borrowing agreements. As a result of the difficult economic environment, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities in prior years and throughout 2004. At December 31, 2004, however, we were in compliance with all financial covenants. Based upon our recent improvement in financial performance, we are currently, and expect to remain, in compliance with all of our financial covenants.

We have $7.7 million in existing short-term debt, associated with our Chinese operations, that will be refinanced or repaid in 2005. We believe that we will be able to obtain the necessary refinancing of this debt because of our history of successfully refinancing our short-term Chinese borrowings and China's strong operating results. In fiscal 2004, revenues from our Chinese operations grew 65%. In the six months ended December 31, 2004 revenues from our Chinese operations grew 60% compared to the six months ended December
28, 2003. We expect continued revenue growth and improved profitability in China during fiscal 2005. The economy in China continues to expand rapidly, often outpacing local infrastructure development. During the past year the Chinese government has taken a series of steps to control economic growth. These steps include tightening of monetary policies particularly in industries such as building and commercial real estate development. Controls over credit have slowed bank loan growth. Additional short term lending may be more difficult to obtain in the future. Failure to obtain the necessary refinancing of our short-term Chinese debt may have a material adverse impact on our operations.

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

Goodwill. We recorded goodwill in connection with our acquisition of a 40% interest in Parlex Shanghai and our 1999 acquisition of Parlex Dynaflex Corporation ("Dynaflex"). We account for goodwill under the provisions of SFAS No.142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, we determined we have one reporting unit. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since our market capitalization, as adjusted, exceeded our recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, we have concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at December 31, 2004 and June 30, 2004. Based on the current recorded net asset value, we may be required to record a charge for the impairment of our goodwill in the future should our stock price consistently remain at a price of less than approximately $5.00 per share.

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


                                                          Three Months Ended                         Six Months Ended
                                                December 31, 2004    December 28, 2003    December 31, 2004    December 28, 2003

Total revenues                                       100.0 %              100.0 %              100.0 %              100.0 %
Cost of products sold                                 86.7 %               88.4 %               86.0 %               88.5 %
                                                     -----                -----                -----                -----

Gross profit                                          13.3 %               11.6 %               14.0 %               11.5 %
Selling, general and administrative expenses          15.3 %               16.8 %               14.9 %               17.8 %
                                                     -----                -----                -----                -----

Operating loss                                        (2.0)%               (5.2)%               (0.9)%               (6.3)%
Loss from operations before income taxes
 and minority interest                                (4.5)%               (8.0)%               (3.3)%               (9.0)%
                                                     =====                =====                =====                =====
Net loss                                              (4.8)%               (8.2)%               (3.6)%               (9.3)%
                                                     =====                =====                =====                =====

Three Months Ended December 31, 2004 Compared to Three Months Ended
-------------------------------------------------------------------
December 28, 2003
-----------------

Total Revenues. Total revenues for the three months ended December 31, 2004 were $30.2 million versus $23.6 million for the three months ended December 28, 2003. This represents an increase of $6.6 million or 28%. Solid revenue growth was recorded in each of our lines of business with the exception of our laminated cable operations which were essentially flat year over year. Bookings in the laminated cable business were below plan for a second consecutive quarter. Increased competition from Asian competitors continues to have an adverse effect on large volume opportunities. We believe revenues will improve with additional sales focus coupled with the purchase of a new high speed laminator ($200,000). The capital acquisition will provide improved pitch and tolerance capabilities and is anticipated to be installed in the fourth quarter.

Revenues from our China operations increased to $12.9 million from $9.4 million in the prior year representing a 37% increase for the same period year over year. Strong growth occurred in the computer and peripheral market leveraging automated surface mount assembly capabilities. Adding surface mount assembly to base flex circuit manufacturing significantly increased the revenue per circuit during the period. Increasing value-add capabilities such as automated surface mount assembly remains core to our growth strategy. Growth in China also occurred in several other markets including automotive, telecommunications (more specifically cell phone applications) and electronic identification. Revenues from our smart card business were $400,000 below expectations caused by delayed orders from Infineon during the month of December. Product qualification problems with their end customer triggered the delay. We expect this to have an adverse effect on third quarter revenues as well.

Polymer thick film revenues totaled $8.9 million increasing 21% versus the same period of the prior year. Revenue increases continue to be driven by accelerated growth in the medical market, particularly in disposable medical devices. Strong performance occurred in both our United Kingdom and United States manufacturing operations.

Revenues in our Methuen, Massachusetts multilayer manufacturing operations increased 64% versus the same period of the prior year. Steady growth in military /aerospace programs has contributed to an improved backlog of base business. In July 2004, we began transitioning multilayer flex manufacturing from Delphi Corporation's Irvine, California facility to our Methuen operation under a strategic sourcing relationship. We expect to complete this transition by the fourth quarter of the current fiscal year.

Cost of Products Sold. Cost of products sold was $26.2 million, or 87% of total revenues, for the three months ended December 31, 2004, versus $20.8 million, or 88% of total revenues, for the three months ended December 28, 2003. Reduction in the cost of products sold as a percentage of total revenues, or correspondingly an improvement in our gross margin, was in large part driven by manufacturing volume increases. Revenues increased 28%, for the same period year over year, resulting in improved factory utilization and better absorption of fixed overhead costs. Fixed and variable manufacturing overhead decreased from 40% of revenues in the second quarter of fiscal 2004 to 35% of revenues for the current quarter. In addition to improved utilization, overhead as a percentage of revenue was favorably impacted by a continued shift of manufacturing to our low cost China operations.

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

The Methuen multilayer operation continues to experience low capacity utilization and, correspondingly, significant unfavorable manufacturing variances. We currently estimate our multilayer utilization to be approximately 45%. Revenue in the multilayer operation was severely impacted by the rapid decline of the telecommunications network infrastructure market. In fiscal 2001 this market represented over 75% of multilayer revenues. In the first quarter of fiscal 2005, revenues in this market were immaterial. Over the past two years we have sought to replace this revenue by targeting markets demanding complex North American design and manufacturing solutions. We believe the military aerospace and medical markets represent two growing markets demanding such services. In addition to a focused corporate sales effort targeting new business development, we have continued to evaluate opportunities to acquire business, particularly in the highly fragmented military aerospace market. In June 2004, we entered into a strategic sourcing agreement with Delphi Corporation. Under the arrangement Delphi Corporation will transfer production of its multilayer flexible circuit manufacturing to our Methuen operation. In the second quarter of fiscal 2005 shipments totaled approximately $395,000. We expect manufacturing to increase significantly over the remainder of the 2005 fiscal year improving facility utilization and further reducing multilayer operating losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the three months ended December 31, 2004 versus $4.0 million for the comparable period in the prior year. Increases can be primarily attributed to higher commissions ($200,000) on increases in revenues, higher public company costs ($100,000) including legal, audit and insurance, continued escalation of fringe costs ($100,000) in particular medical expenses, and infrastructure investment in China ($190,000).

Interest Income. Interest income was $34,000 for the three months ended December 31, 2004 compared to $2,000 for the three months ended December 28, 2003. Interest income for the three months ended December 31, 2004 included $26,000 of interest income on our tax refunds. The balance represents interest income on our cash balances.

Interest Expense. Interest expense was $772,000 for the three months ended December 31, 2004 compared to $665,000 for the three months ended December 28, 2003. Interest expense for the period ended December 31, 2004 included $420,000 for amortized deferred financing costs and $98,000 for interest payable in common stock related to issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen, Massachusetts facility, the Loan and Security Agreement with Silicon Valley Bank and sale of our convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long term bank borrowings and deferred compensation.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $1.3 million in the three months ended December 31, 2004 compared to $1.9 million in the three months ended December 28, 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 5% for the three months ended December 31, 2004 versus 0% for the three months ended December 28, 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned domestically versus in foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, which have subsequently been waived, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S. operating losses during the three months ended December 31, 2004. In fiscal 2003, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Six Months Ended December 31, 2004 Compared to Six Months Ended
---------------------------------------------------------------
December 28, 2003
-----------------

Total Revenues. Total revenues for the six months ended December 31, 2004 were $61.7 million versus $43.3 million for the six months ended December 28, 2003. This represents an increase of $18.4 million or 43%. Increases were recorded in each of our business units with particularly strong growth in our China (60%), Multilayer (51%) and Polymer Thick Film (28%) operations.

Strong revenues were recorded in our China operations for the first six months of fiscal 2005. China sales increased to 45% of the Company's total revenues versus 40% for the first six months of fiscal 2003. Foreign sourced revenues increased to 58% of total revenues for the first six months of fiscal 2005. China revenue increases ($10.4 million), were driven by strong sales in the computer peripherals, wireless telecom, automotive, and electronic identification markets. Hewlett Packard remained our largest China customer and only customer representing greater than 10% of total Company revenues. Total revenues from Hewlett Packard for the first six months were $15.2 million. Polymer thick film revenues increased $4.0 million over the same period of the prior year with growth occurring primarily in the disposable medical market. Multilayer revenues increased $2.9 million versus the same period of the prior year. Focused efforts to re-develop our military aerospace business have begun to show improved results. Raytheon Company remained our single largest multilayer customer in the second quarter with solid growth from Delphi Corporation and BAE Systems.

Cost of Products Sold. Cost of products sold was $53.0 million, or 86% of total revenues, for the six months ended December 30, 2004, versus $38.3 million, or 89% of total revenues, for the six months ended December 28, 2003. Increased capacity utilization in China resulted in a margin improvement. Gross margins in China were 21% for the first six months of fiscal 2005 versus 20% for the comparable period of the prior year. Polymer thick film gross margins decreased from 17% to 14% for the first six months of the fiscal year. Decreases can be primarily attributed to an increase in lower margin assembly business during fiscal 2005. Margins on assembly activities are typically 8% to 10% versus polymer thick film circuit fabrication which typically yields margins greater than 20%. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our Multi-Layer business, primarily in the military and medical markets, and the relocation of our Laminated Cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, have improved factory utilization substantially. We continue to drive operational improvements which we believe will reduce breakeven revenue levels. These include yield and process improvement programs as well as raw material cost reduction initiatives. In addition, we have significantly strengthened the multilayer management team over the past year with new hires in senior leadership, quality and production control.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.2 million for the six months ended December 31, 2004 versus $7.7 million for the comparable period in the prior year. Increases can be primarily attributed to higher commissions ($500,000) on a 43% increase in revenues, higher public company costs ($200,000) including legal, audit and insurance, continued escalation of fringe costs ($300,000) in particular medical expenses, and infrastructure investment in China ($300,000). In addition, during fiscal 2005 we increased our China bad debt reserves $100,000 in part based upon the increased business levels.

Interest Income. Interest income was $40,000 for the six months ended December 31, 2004 compared to $7,000 for the six months ended December 28, 2003. Interest income for the six months ended December 31, 2004 included $26,000 of interest income on our tax refunds. The balance represents interest income on our cash balances.

Interest Expense. Interest expense was $1.5 million for the six months ended December 31, 2004 and $1.2 million for the six months ended December 28, 2003. Interest expense for the six months ended December 31, 2004 included $845,000 for amortized deferred financing costs and $167,000 for interest payable in common stock related to issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen, Massachusetts facility, the Loan and Security Agreement with Silicon Valley Bank and sale of our convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long term bank borrowings and deferred compensation.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $2.0 million in the six months ended December 31, 2004 compared to $3.9 million in the six months ended December 28, 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 5.6% for the six months ended December 31, 2004 versus an effective tax rate of 0% for the six months ended December 28, 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned domestically versus in foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the six months ended December 31, 2004 and December 28, 2003. In the prior year, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2004, we had approximately $3.4 million in cash and cash equivalents.

Net cash generated by operations during the six months ended December 31, 2004 was $297,000. This compares to net cash used in operations of $7.9 million for the same period of the prior year. Net operating losses of $2.2 million after adjustment for minority interest, interest payable in common stock, depreciation and amortization, provided $1.2 million of operating cash. Operations consumed $900,000 of working capital. Cash used for working capital included $900,000 for accounts receivable, $3.0 million for inventory partially offset by $2.0 million from increases in accounts payable, and $900,000 from other working capital sources. Increases in accounts receivable were primarily driven by revenue growth. Inventory increases occurred in raw material, which includes connectors and assembly components ($2.0 million) and work in process ($1.2 million). The growth in inventory is in part a function of our expanded value-add strategy. Increasingly, customers are demanding more complex sub-assemblies from their interconnect providers. Assembly on flex materials can be challenging and when executed well, a differentiation opportunity exists versus our competition. A cost to this business opportunity is a significant increase in inventory levels and the associated working capital requirement. From an industry perspective, we see this trend toward increased sub-assembly requirements continuing to grow.

Net cash consumed by investing activities was $431,000 for the six months ended December 31, 2004, and was used to purchase capital equipment. As of December 31, 2004, we had an additional $468,000 of capital equipment financed under our accounts payable. We have implemented plans to control our capital expenditures in order to enhance cash flows. Cash provided by financing activities was $1.9 million for the six months ended December 31, 2004 including $1.1 million that represents the net repayments and borrowings on our bank debt. In addition, we received $1.0 million from Infineon Technologies as a deposit for our a joint venture agreement. Upon closing of the joint venture, currently anticipated to be in late March 2005, Infineon would contribute additional proceeds of $2.0 million. Closing is predicated on obtaining a business license for the joint venture company in the People's Republic of China. Should the Company be unable to close the transaction, the $1.0 million deposit would be re-paid.

Improved financial performance in the first quarter of 2005 significantly reduced operating losses and cash used in operations. Increased sales in the first six months of 2005, however, have placed additional cash demands on working capital with growth in accounts receivables and inventory. The strong credit ratings of our large OEM and EMS customer base have allowed us to successfully finance this growth through our asset based working capital lines of credit. We recently completed stand alone financing for our China operations through a new line of credit with Bank of China which will allow us to continue financing our growth plans. See "Factors That May Affect Future Results".

Series A Convertible Preferred Stock - On June 8, 2004, we completed a private placement of 40,625 shares of Series A Convertible Preferred Stock and warrants entitling holders to purchase an aggregate of 203,125 shares of common stock at $80.00 per unit for proceeds of approximately $2.95 million, net of issuance costs of approximately $300,000. For additional information relating to the Series A Convertible Preferred Stock, please see Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Loan and Security Agreement (the "Loan Agreement") - We executed the Loan Agreement with Silicon Valley Bank on June 11, 2003. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of our assets. As subsequently amended under the Loan Agreement we may borrow up to $12.0 million, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1.0 million, which reduces our availability for borrowings under the Loan Agreement. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require us to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On September 23, 2003, we executed a Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 1.5% and amended the financial covenants. On February 18, 2004, we executed a Second Modification Agreement (the "Second Modification Agreement") with Silicon Valley Bank. The Second Modification Agreement removed the fixed charge coverage ratio from the Loan Agreement and required us to report EBITDA of at least $50,000 on a three month trailing basis, beginning January 31, 2004. The minimum EBITDA requirement was increased to $250,000 at June 30, 2004. The Second Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.0% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively) and amended the financial covenants. On March 28, 2004, we entered into a Third Loan Modification Agreement with Silicon Valley Bank, which permitted certain of our subsidiaries to increase the amount of indebtedness they could incur from $8 million to $13 million, so long as such indebtedness was without recourse to Parlex and our principal subsidiaries. On May 10, 2004, we executed a Fourth Loan Modification Agreement (the "Fourth Modification Agreement") with Silicon Valley Bank. The Fourth Modification Agreement changed the EBITDA requirement to $1.00 as of April 30, 2004 and May 31, 2004 and $250,000 on a three month trailing basis beginning June 30, 2004. On June 25, 2004, we executed a Fifth Loan Modification Agreement (the "Fifth Modification Agreement") with Silicon Valley Bank. The Fifth Modification Agreement permitted certain of our subsidiaries to borrow up to $5,000,000 in the aggregate from the Bank of China. The Fifth Modification Agreement increased the interest rate on borrowings to the bank's prime rate plus 2.25% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.75% after two consecutive quarters of positive net income, respectively). On September 24, 2004, we executed a Sixth Loan Modification Agreement with Silicon Valley Bank to extend the maturity date of the Loan Agreement from June 10, 2005 to July 11, 2005. On December 22, 2004, we executed a Seventh Loan Modification Agreement (the "Seventh Modification Agreement") with Silicon Valley Bank. The Seventh Modification Agreement increased our maximum borrowings to $12.0 million based upon a borrowing base of eligible account receivables plus the lesser of 20% of eligible inventory or $1.0 million. The Seventh Modification Agreement reduced the interest rate on borrowings to the bank's prime rate (5.25% at December 31, 2004) plus 2.00% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.50% after two consecutive quarters of positive net income, respectively). The Seventh Modification Agreement changed the EBITDA requirement to $500,000 on a three month trailing basis beginning December 31, 2004 and to $750,000 on a three month trailing basis beginning June 30, 2005. The Seventh Modification Agreement extends the maturity date of the Loan Agreement from July 11, 2005 to July 11, 2006. At December 31, 2004, we had available borrowing capacity under the Loan Agreement of approximately $1.6 million. Since the available borrowing capacity exceeded $750,000 at December 31, 2004, none of our cash balance was subject to restriction at December 31, 2004.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying consolidated balance sheets as of December 31, 2004 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - On December 15, 2003, Parlex Shanghai entered in to a short-term bank note for $605,000, due December 15, 2004, bearing interest at 5.31% and guaranteed by Parlex Interconnect. The note was repaid on December 14, 2005. On March 2, 2004, Parlex Shanghai entered into a short-term bank note, due March 1, 2005, bearing interest at 5.31% and guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $2.5 million. In January 2005, Parlex Shanghai renewed a bank note bearing interest at LIBOR plus 2.5%, and guaranteed by our subsidiary Parlex Asia Pacific Ltd. ("Parlex Asia"). Amounts outstanding under this note, due February 28, 2005, as of December 31, 2004 total $1.5 million. On October 11, 2004, Parlex Shanghai renewed a bank note bearing interest at 5.31%, which is guaranteed by Parlex Interconnect. Amounts outstanding under this short-term bank note due April 13, 2005 totaled $725,000 as of December 31, 2004. On November 11, 2004, Parlex Shanghai renewed a bank note that was due on November 10, 2004. The short-term note bearing interest at 5.58%, due June 30, 2005 is guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $1.0 million. On November 24, 2004, Parlex Shanghai renewed a bank note due January 12, 2005. The short-term note bearing interest at 5.58%, due June 30, 2005 is guaranteed by Parlex Interconnect. Amounts outstanding as of December 31, 2004 total $1.3 million. We believe that we will be able to obtain the necessary refinancing of our Parlex Shanghai short-term debt because of our history of successfully refinancing our Chinese debt and our improving operating results.

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5.0 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. We anticipate utilizing borrowings from this financing for the refinancing of certain Parlex Shanghai term notes or for working capital needs.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, we entered into a sale-leaseback transaction pursuant to which we sold our corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause. In June 2004, we received $750,000 reducing the principal balance of the promissory note to $1.9 million. Under the terms of the Purchase and Sale Agreement, we simultaneously entered into a lease agreement relating to the Methuen Facility with a minimum lease term of 15 years.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provide us with a continuing involvement in the Methuen Facility, we have accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the $1.0 million in additional cash under the terms of an Earn Out Clause, will be recorded as an increase to the finance obligation as cash payments are received. We record the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option (June 30, 2015), we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

Convertible Subordinated Notes - On July 28, 2003, we sold an aggregate $6.0 million of our 7% convertible subordinated notes (the "Notes") with attached warrants to several institutional investors. We received net proceeds of approximately $5.5 million from the transaction, after deducting approximately $500,000 in finders' fees and other transaction expenses. Net proceeds were used to pay down amounts borrowed under our Loan Agreement and utilized for working capital needs. No principal payments are due until maturity on July 28, 2007. The Notes are unsecured.

The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of our common stock. The number of shares of common stock to be issued is calculated by dividing the accrued quarterly interest by a conversion price, which was initially established at $8.00 per share. The conversion price is subject to adjustment in the event of stock splits, dividends and certain combinations.

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We have concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $98,029 within stockholders' equity at December 31, 2004, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, we issued a total of 61,840 shares of common stock from October 2003 to October 2004 in satisfaction of the previously recorded interest. We also issued 13,123 shares of common stock in January 2005 as payment for the interest accrued as of December 31, 2004.

The Notes contained a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1.035 million, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes which is being amortized to interest expense over the four year life of the Notes.

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

In response to the worldwide downturn in the electronics industry, we have taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, we transferred our high volume automated surface mount assembly line from our Cranston, Rhode Island facility to China. In August 2004, we announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits which were previously manufactured by Delphi Corporation in its Irvine, California facility. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return us to profitability. Our plans include the following actions: 1) continuing to consolidate manufacturing facilities;
2) continuing to transfer certain manufacturing processes from our domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding our products in the home appliance, cell phone and handheld devices, medical, military and aerospace, and electronic identification markets; 4) continuing to monitor general and administrative expenses; and 5) continuing to evaluate opportunities to improve capacity utilization by either acquiring multilayer flexible circuit businesses or entering into strategic relationships for their production.

In fiscal years 2003 and 2004, we entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with financing to support our current working capital needs. Working capital requirements, particularly those to support the growth in our China operations, consumed $10.4 million of a total of $11.4 million of cash used in operations during 2004. In September 2004, we secured a new $5.0 million asset based working capital agreement with the Bank of

China which provides stand alone financing for our China operations. In addition, in May 2004 we received net proceeds of approximately $2.95 million from the sale of our Series A convertible preferred stock. In December 2004, we entered into a joint venture agreement with Infineon Technologies Asia Pacific Pte Ltd. Upon execution of the joint venture agreement, we received a $1.0 million deposit and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes. Also in December 2004, we executed a loan modification with Silicon Valley Bank extending the term to July 2006 and increasing the borrowing limit to $12.0 million. During the first six months of fiscal 2005, we generated cash flow from operations of approximately $297,000 We continue to evaluate alternative financing opportunities to further improve our liquidity and to fund working capital needs.

We believe that our cash on hand and the cash expected to be generated from operations will be sufficient to enable us to meet our operating obligations through December 2005. If we require additional or new external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on our operations. At December 31, 2004, we were in compliance, and we expect to remain in compliance, with all of our financial covenants associated with our financing arrangements.

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

We have a substantial amount of indebtedness. As of December 31, 2004, we had approximately $25.0 million of consolidated debt of which $14.0 million is due within one year. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 30% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to market risk related to changes in U.S. and foreign interest rates and fluctuations in exchange rates. We do not use derivative financial instruments.

Interest Rate Risk

Our primary bank facility bears interest at our lender's prime rate plus 2.0%. We also have a subsidiary bank note for $1,500,000 at LIBOR plus 2.5%. The prime rate is affected by changes in market interest rates. These variable rate lending facilities create exposure for us relating to interest rate risk; however, we do not believe our interest rate risk to be material. As of December 31, 2004, we had an outstanding balance under our primary bank facility of $5,942,000 and an outstanding balance of $1,500,000 under our subsidiary note. A hypothetical 10% change in interest rates would impact interest expense by approximately $51,000 over the next fiscal year, and such amount would not have a material effect on our financial position, results of operations and cash flows.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to interest rate risk.

Currency Risk

Sales of Parlex Shanghai, Parlex Interconnect, Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai and Parlex Interconnect had combined net assets as of December 31, 2004 of approximately $21.1 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of December 31, 2004 of approximately $6.2 million. We believe that a 10% change in exchange rates would not have a significant impact upon our financial position, results of operation or outstanding debt. As of December 31, 2004, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately
$7.7 million. As of December 31, 2004, Poly-Flex Circuits Limited had no outstanding debt.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2004. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders

(a) Parlex's Annual Meeting of Stockholders was held on November 23, 2004. There was no solicitation in opposition to management's nominees as listed in our proxy statement and all such nominees were elected as Class I directors for a three-year term.

(b) At the Annual Meeting, stockholders elected the following Class I directors whose terms expire in 2007:

Name                   For              Withheld

Lester Pollack         5,461,294        847,453
Richard W. Hale        6,293,652         15,095
Lynn J. Davis          6,272,452         36,295

The following directors' terms continued after the 2004 Annual Meeting:
Peter J. Murphy, Herbert W. Pollack, Sheldon Buckler and Russell D. Wright.

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


                                  PARLEX CORPORATION
                                  ------------------


                                  By: /s/ Peter J. Murphy
                                      -------------------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      -------------------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & CFO

                                  (Principal Accounting and Financial Officer)

                                               February 14, 2005
                                               -----------------
                                                     Date

                                EXHIBIT INDEX

EXHIBIT        DESCRIPTION OF EXHIBIT
-------        ----------------------

  10.1 Seventh Loan Modification Agreement, dated December 22, 2004 by and between Parlex Corporation and Silicon Valley Bank (filed herewith)

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