Form 10-Q
period 2005-03-31
PARLEX CORP
filed 2005-05-16
CIK 724988

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

                For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the registrant's common stock as of May 9, 2005 was 6,475,302 shares.

===========================================================================

                             PARLEX CORPORATION
                             ------------------

                                 FORM 10 - Q
                                 -----------

                                    INDEX
                                    -----

Part I - Financial Information                                         Page
                                                                       ----

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2005 and
         June 30, 2004                                                    3

         Condensed Consolidated Statements of Operations - For the
         Three and Nine Months Ended March 31, 2005 and March 28, 2004    4

         Condensed Consolidated Statements of Cash Flows - For the
         Nine Months Ended March 31, 2005 and March 28, 2004              5

         Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      40

Item 4.  Controls and Procedures                                         40

Part II - Other Information

Item 3.  Defaults Upon Senior Securities                                 42

Item 6.  Exhibits                                                        42

Signatures                                                               43

Exhibit Index                                                            44

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
---------------------------------------------------------------------------


ASSETS                                                    March 31, 2005    June 30, 2004

CURRENT ASSETS:
  Cash and cash equivalents                                $  3,940,821     $  1,626,275
  Accounts receivable - net                                  21,731,710       21,999,646
  Inventories - net                                          23,182,945       20,326,134
  Refundable income taxes                                        38,602          380,615
  Deferred income taxes                                          42,958           42,958
  Other current assets                                        2,462,462        2,381,471
                                                           ------------     ------------

      Total current assets                                   51,399,498       46,757,099
                                                           ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET                          42,681,911       44,979,740

INTANGIBLE ASSETS - NET                                          30,550           32,746

GOODWILL - NET                                                1,157,510        1,157,510

DEFERRED INCOME TAXES                                            40,000           40,000

OTHER ASSETS - NET                                            1,781,888        2,283,136
                                                           ------------     ------------

TOTAL                                                      $ 97,091,357     $ 95,250,231
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                        $ 14,341,766     $ 12,861,077
  Accounts payable                                           17,186,468       16,479,547
  Dividends payable                                              66,113           39,317
  Accrued liabilities                                         5,251,594        4,277,587
                                                           ------------     ------------

      Total current liabilities                              36,845,941       33,657,528
                                                           ------------     ------------

LONG-TERM DEBT                                               13,466,033           10,534
                                                           ------------     ------------

OTHER NONCURRENT LIABILITIES                                    831,027        1,025,091
                                                           ------------     ------------

MINORITY INTEREST IN PARLEX SHANGHAI                            687,971          570,963
                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value - 1,000,000 shares
   authorized; 40,625 shares issued and outstanding              40,625           40,625
  Common stock, $.10 par value - 30,000,000 shares
   authorized; 6,462,179 shares issued and outstanding
   at March 31, 2005; 6,632,810 shares issued and
   6,422,810 shares outstanding at June 30, 2004                646,218          663,281
  Accrued interest payable in common stock                       83,331           87,924
  Additional paid-in capital                                 66,012,012       66,979,397
  Accumulated deficit                                       (22,293,392)     (17,771,307)
  Accumulated other comprehensive income                        771,591          499,675
  Less treasury stock, at cost                                        -       (1,037,625)
                                                           ------------     ------------

      Total stockholders' equity                             45,260,385       49,461,970
                                                           ------------     ------------

TOTAL                                                      $ 97,091,357     $ 95,250,231
                                                           ============     ============

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
---------------------------------------------------------------------------


                                                         Three Months Ended                   Nine Months Ended
                                                  March 31, 2005    March 28, 2004    March 31, 2005    March 28, 2004
                                                  --------------    --------------    --------------    --------------

REVENUES:                                           $29,132,080       $23,164,660       $90,822,846       $66,428,184

COSTS AND EXPENSES:
  Cost of products sold                              26,502,577        21,258,693        79,527,348        59,536,501
  Selling, general and administrative expenses        4,119,467         3,817,667        13,338,451        11,517,407
                                                    -----------       -----------       -----------       -----------

      Total costs and expenses                       30,622,044        25,076,360        92,865,799        71,053,908
                                                    -----------       -----------       -----------       -----------

OPERATING LOSS                                       (1,489,964)       (1,911,700)       (2,042,953)       (4,625,724)

INTEREST INCOME (EXPENSE)
Interest income                                          16,935             2,031            56,803             9,052
Interest expense                                       (761,781)         (642,173)       (2,298,468)       (1,839,678)
                                                    -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST                                (2,234,810)       (2,551,842)       (4,284,618)       (6,456,350)

PROVISION FOR INCOME TAXES                               (4,754)          (47,858)         (120,460)          (47,858)
                                                    -----------       -----------       -----------       -----------

LOSS BEFORE MINORITY INTEREST                        (2,239,564)       (2,599,700)       (4,405,078)       (6,504,208)

MINORITY INTEREST                                       (36,110)            9,624          (117,008)         (100,133)
                                                    -----------       -----------       -----------       -----------

NET LOSS                                             (2,275,674)       (2,590,076)       (4,522,086)       (6,604,341)

PREFERRED STOCK DIVIDENDS                               (66,113)                -          (201,279)                -
                                                    -----------       -----------       -----------       -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS        $(2,341,787)      $(2,590,076)      $(4,723,365)      $(6,604,341)
                                                    ===========       ===========       ===========       ===========

BASIC AND DILUTED NET LOSS PER SHARE                $     (0.36)      $     (0.40)      $     (0.73)      $     (1.04)
                                                    ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED           6,461,887         6,409,110         6,448,864         6,351,243
                                                    ===========       ===========       ===========       ===========

See notes to unaudited condensed consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
---------------------------------------------------------------------------


                                                                                   Nine Months Ended
                                                                           March 31, 2005     March 28, 2004
                                                                           --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (4,522,086)      $ (6,604,341)
                                                                           ------------       ------------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Non-cash operating items:
      Depreciation of property, plant and equipment                           4,086,373          4,127,103
      Amortization of deferred loss on sale-leaseback,
       deferred financing costs and intangible assets                           855,252            749,546
      Interest payable in common stock                                          249,862            254,948
      Minority interest                                                         117,008            100,133
      Gain on sale of China land use rights                                           -            (86,531)
      Changes in current assets and liabilities:
        Accounts receivable - net                                               368,648         (2,991,203)
        Inventories - net                                                    (2,776,479)        (2,739,505)
        Refundable income taxes                                                 367,328            144,776
        Other assets                                                            371,657           (819,826)
        Accounts payable and accrued liabilities                               (580,750)        (1,339,997)
                                                                           ------------       ------------
          Net cash used in operating activities                              (1,463,187)        (9,204,897)
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of China land use rights                                                       -          1,179,145
  Additions to property, plant and equipment and other assets                  (706,752)          (484,485)
                                                                           ------------       ------------
          Net cash (used in) provided by investing activities                  (706,752)           694,660
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of warrants                                                                -            600,000
  Proceeds from bank loans                                                   76,328,433         46,430,209
  Payment of bank loans                                                     (74,848,723)       (43,167,484)
  Payment of capital lease                                                      (80,401)            (9,104)
  Payment of Methuen sale-leaseback financing obligation                       (168,797)          (229,452)
  Cash received for interest on sale-leaseback note receivable                   85,372             99,378
  Proceeds from sale-leaseback note receivable                                1,900,000                  -
  Proceeds from sale-leaseback earnout provision                                275,000                  -
  Proceeds from other notes, payable                                            179,249                  -
  Repayment of other notes, payable                                             (46,391)                 -
  Dividend paid to series A preferred stock investors                          (174,482)                 -
  Receipt of joint venture deposit                                            1,000,000                  -
  Proceeds from convertible note, net of costs                                        -          5,472,002
                                                                           ------------       ------------
          Net cash provided by financing activities                           4,449,260          9,195,549
                                                                           ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          35,225             43,109
                                                                           ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,314,546            728,421

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,626,275          1,513,523
                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  3,940,821       $  2,241,944
                                                                           ============       ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease, long-term debt and
   accounts payable                                                        $    952,493       $  1,696,044
                                                                           ============       ============
  Issuance of warrants in connection with issuance of convertible debt     $          -       $  1,139,252
                                                                           ============       ============
  Beneficial conversion feature associated with convertible debt           $          -       $  1,035,016
                                                                           ============       ============
  Interest paid in common stock                                            $    254,456       $    254,948
                                                                           ============       ============
Sale-leaseback earnout proceeds placed in escrow                           $    400,000       $          -
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

PARLEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

1.    Basis of Presentation
      ---------------------

      The condensed consolidated financial statements include the accounts of Parlex Corporation, its wholly owned subsidiaries ("Parlex" or the "Company") and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai"). The financial statements as reported in Form 10-Q reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three and nine months ended March 31, 2005 and March 28, 2004. All adjustments made to the interim financial statements included all those of a normal and recurring nature. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

      This filing should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2004.

      As shown in the condensed consolidated financial statements, the Company incurred net losses of $4,522,086 and $6,604,341 and used cash of $1,463,187 and $9,204,897 in operations for the nine months ended March 31, 2005 and March 28, 2004, respectively. In addition, the Company had an accumulated deficit of $22,293,392 at March 31, 2005. As of March 31, 2005, the Company had a cash balance of $3,940,821.

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

      In fiscal years 2003 and 2004, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with financing to support its current working capital needs. Working capital requirements, particularly those to support the growth in the Company's China operations, consumed $10.4 million of a total $11.4 million of cash used in operations during 2004. In September 2004, the Company secured a new $5 million asset based working capital agreement with the Bank of China which provides standalone financing for its China operations. In addition, in May and June of 2004 the Company received net proceeds of approximately $2.95 million from the sale of its Series A convertible preferred stock. In December 2004, the Company entered into a joint venture agreement and related agreements with Infineon Technologies Asia Pacific Pte Ltd. The Company received a $1.0 million deposit upon execution of the agreements, and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes (see Note 14). Also in December 2004, the Company executed a loan modification with Silicon Valley Bank ("SVB") extending the term of its loan agreement with SVB to July

      2006 and increasing the borrowing limit from $10.0 million to $12.0 million. In February 2005, the landlord for the Company's Methuen, Massachusetts facility completed the sale of the property to a third party. Under the terms of the transaction, the Company received cash of approximately $2.2 million. The proceeds represented repayment of the outstanding financing the Company originally provided under the initial sale-leaseback transaction and a settlement of amounts due under terms of an earn out provision (see Note 8). During the first nine months ended March 31, 2005, the Company used cash in operations of approximately $1,463,000. Management continues to evaluate alternative financing opportunities to further improve its liquidity and to fund working capital needs. Management believes that the Company's cash on hand and the cash expected to be generated from operations will be sufficient to enable the Company to meet its operating obligations at least through March 2006. If the Company requires additional or new external financing to repay or refinance its existing financing obligations or fund its working capital requirements, the Company believes that it will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on the Company's operations. At March 31, 2005, the Company was not in compliance with certain financial covenants of its loan agreement with SVB. The Company has received a waiver from the bank of its non-compliance at March 31, 2005 and the bank has continued to allow the Company to borrow against the loan agreement.

2.    Stock-Based Compensation
      ------------------------

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

      Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted net loss per share would have been as follows:


                                                                   Three Months Ended                  Nine Months Ended
                                                            March 31, 2005    March 28, 2004    March 31, 2005    March 28, 2004

      Net loss attributable to common stockholders           $(2,341,787)      $(2,590,076)      $(4,723,365)      $(6,604,341)
      Add stock-based compensation expense
       included in reported net loss                                   -                 -                 -                 -
      Deduct stock-based compensation expense
       determined under the fair-value method                    (96,000)         (158,000)         (276,000)         (520,000)
                                                             -----------       -----------       -----------       -----------
      Net loss - attributable to common stockholders -
       pro forma                                             $(2,437,787)      $(2,748,076)      $(4,999,365)      $(7,124,341)
                                                             ===========       ===========       ===========       ===========

      Basic and diluted net loss per share - as reported     $     (0.36)      $     (0.40)      $     (0.73)      $     (1.04)
      Basic and diluted net loss per share - pro forma       $     (0.38)      $     (0.43)      $     (0.78)      $     (1.12)

      The fair values of the options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions:


                                                         Three Months Ended                     Nine Months Ended
                                                  March 31, 2005     March 28, 2004     March 31, 2005     March 28, 2004

      Average risk-free interest rate                    3.0%               3.3%               3.0%               3.5%
      Expected life of option grants                3.5 years          3.5 years          3.5 years          3.5 years
      Expected volatility of underlying stock             69%                71%                69%                78%
      Expected dividend rate                             None               None               None               None

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company's annual reporting period that begins after June 15, 2005.

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

      The following is a summary of activity for all of the Company's stock option plans:


                                                     Three Months Ended March 31, 2005     Nine Months Ended March 31, 2005

                                                                         Weighted-                            Weighted-
                                                         Shares           Average             Shares           Average
                                                          Under          Exercise              Under          Exercise
                                                         Option            Price              Option            Price

      Outstanding options at beginning of period         677,775          $11.29              567,775          $12.54
        Granted                                            2,000            6.69              132,500            5.99
        Cancelled                                          5,000           14.37               25,500           12.54
      Exercised                                                -               -                    -               -
                                                         -------          ------              -------          ------
      Outstanding options at end of period               674,775          $11.25              674,775          $11.25
                                                         =======          ======              =======          ======
      Exercisable options at end of period               400,442          $13.37              400,442          $13.37
                                                         =======          ======              =======          ======
      Weighted average fair value of options
       granted during the period                                          $ 3.31                               $2.98
                                                                          ======                               =====

      The following table presents weighted-average price and life information about significant option groups outstanding and exercisable at March 31, 2005:


                                     Options Outstanding                    Options Exercisable
                          ------------------------------------------     -------------------------
                                           Weighted-
                                            Average        Weighted-                     Weighted-
                                           Remaining        Average        Number         Average
         Exercise           Number        Contractual      Exercise       of Shares      Exercise
          Prices          Outstanding     Life (Years)       Price       Exercisable       Price

      $ 0.00 - $5.95         13,500           4.3           $ 5.55          7,500         $ 5.67
        5.96 - 7.00         131,000           9.1             6.04          4,500           6.67
        7.01 - 9.00          88,000           8.4             8.39         26,500           8.39
        9.01 - 11.00         47,000           6.8            10.26         30,500          10.26
       11.01 - 12.00         81,900           7.3            11.51         40,950          11.51
       12.01 - 12.25         52,500           6.0            12.06         52,500          12.06
       12.26 - 13.00        105,500           5.6            12.48         82,617          12.47
       13.01 - 16.00         35,125           3.5            13.93         35,125          13.93
       16.01 - 18.00         55,750           4.4            16.25         55,750          16.25
       18.01 - 22.00         64,500           2.6            18.88         64,500          18.88
                            -------           ---           ------        -------         ------
      $ 0.00 - $22.00       674,775           6.4           $11.25        400,442         $13.37
                            =======           ===           ======        =======         ======

3.    Inventories
      -----------

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


                                    March 31,       June 30,
                                      2005            2004

      Raw materials                $10,725,952     $ 8,729,132
      Work in process               10,591,265       9,444,722
      Finished goods                 4,792,416       5,049,796
                                   -----------     -----------
      Total cost                    26,109,633      23,223,650
      Reserve for obsolescence      (2,926,688)     (2,897,516)
                                   -----------     -----------
      Inventory, net               $23,182,945     $20,326,134
                                   ===========     ===========

4.    Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Property, plant and equipment consisted of:


                                              March 31,         June 30,
                                                 2005             2004

      Land and land improvements             $    589,872     $    589,872
      Buildings                                18,543,295       18,543,295
      Machinery and equipment                  64,259,307       64,348,226
      Leasehold improvements and other          6,967,567        6,695,173
      Construction in progress                  3,979,662        2,902,141
                                             ------------     ------------

      Total cost                               94,339,703       93,078,707
      Less: accumulated depreciation          (51,657,792)     (48,098,967)
                                             ------------     ------------
      Property, plant and equipment, net     $ 42,681,911     $ 44,979,740
                                             ============     ============

5.    Intangible Assets
      -----------------

      Intangible assets consisted of:


                                   March 31,     June 30,
                                     2005          2004

      Patents                      $ 58,560      $ 58,560
      Accumulated amortization      (28,010)      (25,814)
                                   --------      --------
      Intangible assets, net       $ 30,550      $ 32,746
                                   ========      ========

      The Company has reassessed the remaining useful lives of the intangible assets at March 31, 2005 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the nine months ended March 31, 2005 and March 28, 2004 was $2,196 and $3,913, respectively.

6.    Other Assets
      ------------

      Other assets consisted of:


                                                                                      March 31,       June 30,
                                                                                         2005           2004

      Deferred loss on sale-leaseback of Poly-Flex Facility, net                      $  881,533     $1,087,606
      Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)        363,575        361,700
      Deferred financing costs on the Loan and Security Agreement (see Note 7)           335,402        267,722
      Deferred financing costs on Convertible Subordinated Note (see Note 7)             673,930        673,930
      Other                                                                               56,968        160,650
                                                                                      ----------     ----------
      Total cost                                                                       2,311,408      2,551,608
      Less: accumulated amortization                                                    (529,520)      (268,472)
                                                                                      ----------     ----------
      Total Other Assets, net                                                         $1,781,888     $2,283,136
                                                                                      ==========     ==========

      In 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island and entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company did not record an immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1,374,000 of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets - Net on the condensed consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, was $206,000 for the nine months ended March 31, 2005 and March 28, 2004.

      Amortization of deferred financing costs was $261,000 and $196,000 for the nine months ended March 31, 2005 and March 28, 2004, respectively.

7.    Accrued Liabilities - Facility Exit Costs
      -----------------------------------------

      The following is a summary of the facility exit costs activity during the nine months ended March 31, 2005:


                                               Facility                               Facility
                                              Exit Costs       FY2005 Activity       Exit Costs
                                                Accrued             Cash              Accrued
                                             June 30, 2004        Payments         March 31, 2005
                                             -------------     ---------------     --------------

      Total facility refurbishment costs       $136,952           $(7,962)            $128,990

      The remaining accrued facility exit costs at March 31, 2005 represent the estimated costs to refurbish the facility. The Company expects the balance of accrued facility exit costs at March 31, 2005 to be paid by the end of fiscal 2005.

8.    Long-term Debt
      --------------

      Long-term debt consisted of:


                                                                    March 31,       June 30,
                                                                      2005            2004

      Loan and Security Agreement                                  $ 3,951,182     $ 3,618,091
      Parlex Shanghai term notes                                     7,662,569       8,870,792
      Parlex Interconnect term note                                    604,120               -
      Parlex Asia banking facility                                   1,750,829               -
      Finance obligation on sale-leaseback of Methuen Facility       8,400,820       5,909,245
      Convertible Subordinated Note                                  4,792,482       4,404,351
      Other                                                            645,797         593,277
                                                                   -----------     -----------
      Total long-term debt                                          27,807,799      23,395,756
      Less: current portion of long-term debt                       14,341,766      12,861,077
                                                                   -----------     -----------
      Long-term debt                                               $13,466,033     $10,534,679
                                                                   ===========     ===========

      A summary of the current portion of our long-term debt described above is as follows:


                                                                    March 31,       June 30,
                                                                      2005            2004

      Loan and Security Agreement                                  $ 3,951,182     $ 3,618,091
      Parlex Shanghai term notes                                     7,662,569       8,870,792
      Parlex Interconnect term note                                    604,120               -
      Parlex Asia banking facility                                   1,750,829               -
      Finance obligation on sale-leaseback of Methuen Facility         136,960         263,849
      Other                                                            236,106         108,345
                                                                   -----------     -----------

      Total current portion of long-term debt                      $14,341,766     $12,861,077
                                                                   ===========     ===========

      Loan and Security Agreement ("the Loan Agreement") - The Company executed the Loan Agreement with Silicon Valley Bank on June 11, 2003, and since such date has entered into eight amendments to the Loan Agreement. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of the Company's assets. The Company may borrow up to $12.0 million based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1.0 million, which reduces the Company's availability for borrowings under the Loan Agreement. As of March 31, 2005, the Company had a $1.0 million letter of credit outstanding. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

      On December 22, 2004, the Company executed a Seventh Loan Modification Agreement (the "Seventh Modification Agreement") with Silicon Valley Bank. The Seventh Modification Agreement increased the Company's maximum borrowings to $12.0 million based upon a borrowing base of eligible accounts receivable plus the lesser of 20% of eligible inventory or $1.0 million. The Seventh Modification Agreement reduced the interest rate on borrowings to the bank's prime rate (5.75% at March 31, 2005) plus 2.00% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.50% after two consecutive quarters of positive net income, respectively). The Seventh Modification Agreement changed the EBITDA requirement to $500,000 on a three month trailing basis as of the period ending December 31, 2004 and each month thereafter until May 31, 2005 and to $750,000 on a three month trailing basis as of the period ending June 30, 2005 and each month thereafter. The Seventh Modification Agreement also extended the maturity date of the Loan Agreement from July 11, 2005 to July 11, 2006. On May 10, 2005, the Company executed an Eighth Loan Modification Agreement (the "Eighth Modification Agreement") with Silicon Valley Bank. The Eighth Modification Agreement changed the EBITDA requirement to $1.00 on a monthly basis as of the period ending April 30, 2005 and May 31, 2005 and $750,000 on a trailing three month basis as of the period ending June 30, 2005 and each month thereafter. As of March 31, 2005, the Company was not in compliance with certain Loan Agreement financial covenants. The Company has received a waiver from bank of its non-compliance at March 31, 2005, and the bank has continued to allow the Company to borrow against the Loan Agreement. At March 31, 2005, the Company had available borrowing capacity under the Loan Agreement of approximately $4.8 million. As the available borrowing capacity exceeded $750,000 at March 31, 2005, none of the Company's cash balance was subject to restriction at March 31, 2005.

      The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement are classified as current liabilities in the accompanying consolidated balance sheets as of March 31, 2005 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

      Parlex Shanghai Term Notes - A summary of the Parlex Shanghai term notes are as follows:


                                                                            March 31, 2005
                                                                            (in millions)

      Due March 2006 at 5.58% and guaranteed by Parlex Interconnect              $2.5
      Due January 2006 at LIBOR plus 2.5% and guaranteed by Parlex Asia           1.5
      Due June 2005 at 5.58% and guaranteed by Parlex Interconnect                1.3
      Due June 2005 at 5.58% and guaranteed by Parlex Interconnect                1.0
      Due April 2005 at 5.31% and guaranteed by Parlex Interconnect               0.7
      Due March 2006 at 5.58% and guaranteed by Parlex Interconnect               0.6
                                                                                 ----
      Total Parlex Shanghai term notes                                           $7.6
                                                                                 ====

      Subsequent to March 31, 2005, Parlex Shanghai renewed its $700,000 short-term note due April 2005. The note has been extended until April 2006 at an interest rate of 5.58%.

      Parlex Interconnect Term Note - On October 28, 2004, Parlex
      Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

      Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. Amounts outstanding as of March 31, 2005 totaled $1.8 million.

      Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex entered into a sale-leaseback transaction pursuant to which it sold its corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause (the "Earn Out"). In June 2004, Parlex received $750,000 reducing the principal balance of the Note to $1.9 million. On February 25, 2005, the landlord sold the Methuen Facility and paid the Company the remaining principal balance due on the Note of $1.9 million and agreed to pay the sum of $675,000 in full settlement of the Earn Out. Per the terms of the sale of the Methuen Facility, $400,000 of the $675,000 was placed in escrow as security for the Company's remaining lease obligations.

      As the repurchase option contained in the lease and the receipt of the Note from the buyer provide Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the additional cash under the terms of the Earn Out, were recorded as an increase to the finance obligation as cash payments were received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option in June 2015, the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

      The Company recorded accrued interest payable on the Notes of $83,331 within stockholders' equity at March 31, 2005, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, the Company issued a total of 74,963 shares of common stock from October 2003 to January 2005 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in April 2005 as payment for the interest accrued at March 31, 2005.

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

9.    Stockholders' Equity
      --------------------

      Series A Convertible Preferred Stock - On May 7, 2004 and June 8, 2004, the Company completed a private placement of 40,625 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants at $80.00 per unit for proceeds of approximately $2.95 million, net of issuance costs of approximately $300,000. In connection with the private placement, investors received rights to purchase additional shares of the Series A Preferred Stock (the "Over-Allotment Right"). The warrants are exercisable immediately and entitle holders to purchase 203,125 shares of common stock at an exercise price of $8.00 per share (subject to adjustment for certain dilutive events) and expire on May 7, 2007 and June 8, 2007.

      The Series A Preferred Stock is redeemable at the Company's option on the third anniversary of the closing, upon 30 days notice to the holders, in whole but not in part, at $80.00 per share (subject to adjustment for certain dilutive events) together with all accrued but unpaid dividends to the redemption date. The Series A Preferred Stockholders have no voting rights, except with respect to certain limited matters that directly impact the Series A Preferred Stock.

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

      Common Stock Warrants - The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable and the following table summarizes information about common stock warrants outstanding to lenders and investors at March 31, 2005:


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
                        =======            =====

      Upon execution of the Loan Agreement on June 10, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to Silicon Valley Bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 10, 2003 was approximately $100,600, which was recorded as a deferred financing cost and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the nine months ended March 31, 2005 and March 28, 2004 was $38,000.

      In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase 331,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1.0 million and $146,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as an original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of the Company's common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the four year life of the Note and totaled $216,900 for the nine months ended March 31, 2005.

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

      Treasury Stock - Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. The new Act eliminates the concept of "treasury stock" and instead Section 6.31 of Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. Accordingly, shares previously reported as treasury stock by the Company have been redesignated, at an aggregate cost of approximately $1.0 million, as authorized but unissued shares. This aggregate cost has been allocated to the common stock's par value and additional paid-in capital.

10.   Revenue Recognition
      -------------------

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

      The Company performs an ongoing evaluation of the realizability of its net deferred tax assets. As a result of its operating losses, uncertain future operating results, and past non-compliance with certain of its debt covenant requirements, the Company determined during fiscal 2003 that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, the Company established a valuation allowance against all of its U.S. net deferred tax assets and has not given recognition to these net tax assets in the accompanying financial statements at March 31, 2005. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

12.   Net Loss Per Share
      ------------------

      Basic net loss per share is calculated on the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated on the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

      The net loss attributable to common stockholders for each period is as follows:


                                                               Three Months Ended                     Nine Months Ended
                                                        March 31, 2005     March 28, 2004     March 31, 2005     March 28, 2004
                                                        --------------     --------------     --------------     --------------

      Net loss                                           $(2,275,674)       $(2,590,076)       $(4,522,086)       $(6,604,341)
      Dividends accrued on Series A preferred stock          (66,113)                 -           (201,279)                 -
                                                         -----------        -----------        -----------        -----------
      Net loss attributable to common stockholders       $(2,341,787)       $(2,590,076)       $(4,723,365)       $(6,604,341)
                                                         ===========        ===========        ===========        ===========

      Antidilutive shares were not included in the per-share calculations for the three and nine months ended March 31, 2005 and March 28, 2004 due to the reported net losses for those periods. Antidilutive shares totaled approximately 1.2 million and 844,000 for the nine months ended March 31, 2005 and March 28, 2004, respectively. All antidilutive shares relate to outstanding stock options except for 484,625 and 272,500 antidilutive shares for the nine months ended March 31, 2005 and March 28, 2004, respectively relating to warrants issued in connection with certain debt and equity financings (see
      Note 9).

13.   Comprehensive Loss
      ------------------

      Comprehensive loss for the three and nine months ended March 31, 2005 and March 28, 2004 is as follows:


                                                            Three Months Ended                     Nine Months Ended
                                                     March 31, 2005     March 28, 2004     March 31, 2005     March 28, 2004
                                                     --------------     --------------     --------------     --------------

      Net loss                                        $(2,275,674)       $(2,590,076)       $(4,522,086)       $(6,604,341)
      Other comprehensive income (loss):
        Foreign currency translation adjustments          (93,357)           197,048            271,916            340,959
                                                      -----------        -----------        -----------        -----------

      Total comprehensive loss                        $(2,369,031)       $(2,393,028)       $(4,250,170)       $(6,263,382)
                                                      ===========        ===========        ===========        ===========

      At March 31, 2005 and June 30, 2004, the Company's accumulated other comprehensive loss pertains entirely to foreign currency translation adjustments.

14.   Joint Venture
      -------------

      On December 22, 2004, Parlex entered into a Joint Venture Agreement (amended March 28, 2005), Stock Transfer Agreement and License Agreement (collectively, the "Agreements") with Infineon Technologies Asia Pacific Pte. Ltd ("Infineon"), a wholly-owned subsidiary of Infineon Technologies AG. Pursuant to the Agreements, Infineon will purchase, for an aggregate $3.0 million, a 49% interest in a new entity to be formed by Parlex. Under the terms of the Agreements, the Company is required to obtain certain governmental approvals from the People's Republic of China with respect to establishing the new entity, and be able to consummate the transaction no later than July 1, 2005 (the "Outside Closing Date").

      Upon execution of the Agreements, the Company received a deposit of an aggregate $1.0 million of the total purchase price. Specifically, Infineon paid $500,000 to the Company as consideration for the License Agreement, pursuant to which the Company granted Infineon a license relating to certain proprietary technology used in connection with the business to be operated by the joint venture. Infineon also paid $500,000 of the $2.5 million to be payable to the Company under the Stock Transfer Agreement, with the remaining $2.0 million to be paid at closing. In the event the transaction is not consummated on or before the Outside Closing Date, the Company is required to repay the $1.0 million, or Infineon shall be entitled to offset such amount against certain Company invoices submitted to Infineon.

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

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

      The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. Until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the amount of foreign earnings to be repatriated by the Company, if any, cannot be determined and the presumption that such unremitted earnings will be repatriated cannot be overcome. FSP 109-2 grants an enterprise additional time beyond the year ended March 31, 2005, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of a Company's evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations.

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

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2004. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management which subjects them to an inherent degree of uncertainty. In applying our accounting policies, our management uses its best judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, information available from other outside sources, and on various other factors that we believe to be appropriate under the circumstances. We believe that the critical accounting policies discussed below involve more complex management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification, medical and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three fiscal years, we have invested approximately $12.4 million in property and equipment and approximately $17.7 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technology leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

Over the past three years, we were adversely affected by the economic downturn and its impact on our key customers and markets. Beginning in 2004, we experienced sales growth in several strategic markets, particularly in the second half of the fiscal year. Growth in the medical, home appliance and military markets has helped to reduce domestic losses. Significant investment over the past three years has positioned us to capitalize on a rapidly expanding China electronic manufacturing industry. In 2004, our China operations revenues increased by over 65% with significant improvement in profitability.

During fiscal years 2002, 2003 and 2004 we incurred aggregate operating losses of $35.3 million and used cash to fund operations and working capital of $13.7 million. We have taken certain steps to improve operating margins, including the closure of facilities, downsizing of our North American employee base, and transfer of our manufacturing operations to lower cost locations, such as the People's Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in 2003 and 2004 through sale-leasebacks of selected corporate assets, the issuance of convertible debt and preferred stock and the execution of new working capital borrowing agreements. As a result of the difficult economic environment, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities. At March 31, 2005, we were not in compliance with certain financial covenants of our loan agreement with Silicon Valley Bank. We have received a written waiver from the bank, for our non-compliance at March 31, 2005, and the bank has continued to allow us to borrow against the loan agreement. Our fiscal third quarter ending March 31 is typically adversely impacted by the cyclical nature of certain strategic markets we serve. This is particularly true in the computer and peripheral market where annual model year design change occurs in January. Coupled with the Chinese New Year holidays, the third quarter is historically the weakest for our rapidly growing China operations. New production awards began ramping up in March 2005. As such, we anticipate a strong recovery in volume production during the fourth quarter ending June 30, 2005. In the future, we expect to be in compliance with all our bank covenants.

We have $5.4 million in existing short-term debt associated with our Chinese operations that will be refinanced or repaid in 2005. We believe that we will be able to obtain the necessary refinancing of this debt because of our history of successfully refinancing our short-term Chinese borrowings and our Chinese operation's strong operating results. In fiscal 2004, revenues from our Chinese operations grew 65%. In the nine months ended March 31, 2005, revenues from our Chinese operations grew 56% compared to the nine months ended March 28, 2004. We expect continued revenue growth and improved profitability in China during fiscal 2005. The economy in China continues to expand rapidly, often outpacing local infrastructure development. During the past year the Chinese government has taken a series of steps to control economic growth. These steps include tightening of monetary policies particularly in industries such as building and commercial real estate development. Controls over credit have slowed bank loan growth. Additional short term lending may be more difficult to obtain in the future. Failure to obtain the necessary refinancing of our short-term Chinese debt may have a material adverse impact on our operations.

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

Goodwill. We recorded goodwill in connection with our acquisition of a 40% interest in Parlex Shanghai and our 1999 acquisition of Parlex Dynaflex Corporation ("Dynaflex"). We account for goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, we determined we have one reporting unit. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since our market capitalization, as adjusted, exceeded our recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, we have concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at March 31, 2005 and June 30, 2004. Based on the current recorded net asset value, we may be required to record a charge for the impairment of our goodwill in the future should our stock price consistently remain at a price of less than approximately $5.00 per share.

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


                                                        Three Months Ended                     Nine Months Ended
                                                 March 31, 2005     March 28, 2004     March 31, 2005     March 28, 2004

Total revenues                                      100.0 %            100.0 %            100.0 %            100.0 %
Cost of products sold                                91.0 %             91.8 %             87.6 %             89.6 %
                                                    -----              -----              -----              -----

Gross profit                                          9.0 %              8.2 %             12.4 %             10.4 %
Selling, general and administrative expenses         14.1 %             16.5 %             14.7 %             17.3 %
                                                    -----              -----              -----              -----

Operating loss                                       (5.1)%             (8.3)%             (2.3)%             (6.9)%
Loss from operations before income taxes
 and minority interest                               (7.7)%            (11.0)%             (4.7)%             (9.7)%
                                                    -----              -----              -----              -----
Net loss                                             (7.8)%            (11.2)%             (5.0)%             (9.9)%
                                                    -----              -----              -----              -----

Three Months Ended March 31, 2005 Compared to Three Months Ended March 28, 2004
-------------------------------------------------------------------------------

Total Revenues. Total revenues for the three months ended March 31, 2005 were $29.1 million versus $23.2 million for the three months ended March 28, 2004. This represents an increase of $6.0 million or 26%. Solid revenue growth was recorded in each of our lines of business with the exception of our laminated cable operations which were essentially flat year over year. Bookings in the laminated cable business were below plan for a third consecutive quarter. Increased competition from Asian competitors continues to have an adverse effect on large volume opportunities. We believe revenues will improve with additional sales focus coupled with the purchase of a new high speed laminator. We are looking to lease this equipment for installation in our Mexico facility. This capital acquisition will provide improved pitch and tolerance capabilities and is anticipated to be installed in the fourth quarter.

Revenues from our China operations increased to $10.7 million from $7.3 million in the prior year representing a 47% increase for the same period year over year. Strong growth occurred in the computer and peripheral, automotive and telecommunications markets year over year. Revenues from our smart card business were well below expectations caused by delayed orders from Infineon. No production orders were received thereby leaving our manufacturing line essentially idle other than for prototyping.
Product qualification problems with Infineon's end customer triggered the delay. New volume production orders were placed in April 2005. Revenue in our China operations from markets such as electronic identification is particularly important in our third quarter given the cyclical nature of other markets served. Markets such as computer and peripherals are adversely affected by seasonally lower demand coupled with design change implementations occurring in the third quarter. In addition, Chinese New Year holidays interrupt third quarter production schedules. Polymer thick film revenues totaled $8.9 million representing a 9% increase versus the same period of the prior year. Revenue increases continue to be driven by accelerated growth in the medical market, particularly in disposable medical devices. Strong performance occurred in particular in our United States manufacturing operations. We began to increase production on several new appliance orders late in the third quarter.

Revenues in our Methuen, Massachusetts multilayer manufacturing operations increased 43% versus the same period of the prior year. Steady growth in military /aerospace programs has contributed to an improved backlog of base business. In July 2004, we began transitioning multilayer flex manufacturing from Delphi Corporation's Irvine, California facility to our Methuen operation under a strategic sourcing relationship. We continued to make progress with this transition during the third quarter although we remain two quarters away from completion. Increased manufacturing levels in our Methuen facility are critical to improving absorption within a significantly under utilized operation.

Cost of Products Sold. Cost of products sold was $26.5 million, or 91% of total revenues, for the three months ended March 31, 2005, versus $21.3 million, or 92% of total revenues, for the three months ended March 28, 2004. Slight reduction in the cost of products sold as a percentage of total revenues, and a corresponding improvement in our gross margin, was in large part driven by manufacturing volume increases. Revenues increased 26% for the same period year over year, resulting in improved factory utilization and better absorption of fixed overhead costs. Fixed and variable manufacturing overhead decreased from 41% of revenues in the third quarter of fiscal 2004 to 40% of revenues for the third quarter of fiscal 2005. In addition to improved utilization, overhead as a percentage of revenue was favorably impacted by a continued shift of manufacturing to our low cost China operations.

Reductions in manufacturing overhead were in part offset by increases in material costs. Raw material costs and in particular copper prices escalated more than 25% during the past fiscal year. Similarly, base flexible materials such as polyimide rose substantially during the year with worldwide supply constraints. In many cases this has forced us to increase our pricing to our customers. Long term supply commitments however, do not always permit price increases, at least in the short term. Rising material costs continues to place adverse pressure on gross margins.

Margins were also adversely impacted by the lack of production orders for our smart card line. In addition to fixed costs such as depreciation and facility expense, idle labor was essentially a fixed cost for this quarter. Lower production levels elsewhere in our China operations provided little opportunity to leverage resources. Substantial investment in training coupled with production commencing in April required retaining the current workforce.

The Methuen multilayer operation continues to experience low capacity utilization and, correspondingly, significant unfavorable manufacturing variances. We currently estimate our multilayer utilization to be approximately 40%. Revenue in the multilayer operation was severely impacted by the rapid decline of the telecommunications network infrastructure market. In fiscal 2001 this market represented over 75% of multilayer revenues. By the first quarter of fiscal 2003, revenues in this market were immaterial. We have seen little or no recovery in this market to date. Over the past two years we have sought to replace this revenue by targeting markets demanding complex North American design and manufacturing solutions. We believe the military aerospace and medical markets represent two growing markets demanding such services. In addition to a focused corporate sales effort targeting new business development, we have continued to evaluate opportunities to acquire business, particularly in the highly fragmented military aerospace market. In June 2004, we entered into a strategic sourcing agreement with Delphi Corporation. Under the arrangement, Delphi Corporation will transfer production of its multilayer flexible circuit manufacturing to our Methuen operation. In the third quarter of fiscal 2005 shipments totaled approximately $529,000. We expect manufacturing to increase significantly over the remainder of the 2005 fiscal year improving facility utilization and further reducing multilayer operating losses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million for the three months ended March 31, 2005 versus $3.8 million for the comparable period in the prior year. Increases can be primarily attributed to higher commissions of $200,000 due to increases in revenues, higher public company costs of $200,000 including legal, audit and insurance, continued escalation of fringe costs of $100,000 in particular medical expenses, and infrastructure investment in China of $100,000. These increases were in part offset by a reduction in bad debt expense of $300,000 associated with a settlement of an accounts receivable dispute.

Interest Income. Interest income was $17,000 for the three months ended March 31, 2005 compared to $2,000 for the three months ended March 28, 2004. The balance represents interest income on our cash balances.

Interest Expense. Interest expense was $762,000 for the three months ended March 31, 2005 compared to $642,000 for the three months ended March 28, 2004. Interest expense for the period ended March 31, 2005 included $423,000 for amortized deferred financing costs and $83,000 for interest payable in common stock related to issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen, Massachusetts facility, the Loan Agreement with Silicon Valley Bank and sale of our convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long term bank borrowings and deferred compensation.

Our loss before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $2.2 million in the three months ended March 31, 2005 compared to $2.6 million in the three months ended March 28, 2004. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 0.2% for the three months ended March 31, 2005, versus 1.9% for the three months ended March 28, 2004. Our effective tax rate is impacted by the proportion of our estimated annual income being earned domestically versus in foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, which have subsequently been waived, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S. operating losses during the three months ended March 31, 2005. In fiscal 2003, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Nine months Ended March 31, 2005 Compared to Nine months Ended March 28, 2004
-----------------------------------------------------------------------------

Total Revenues. Total revenues for the nine months ended March 31, 2005 were $90.8 million versus $66.4 million for the nine months ended March 28, 2004. This represents an increase of $24.4 million or 37%. Increases were recorded in each of our business units with particularly strong growth in our China (56%), Multilayer (48%) and Polymer Thick Film (21%) operations.

Strong revenues were recorded in our China operations for the first nine months of fiscal 2005. Our China operation's sales increased to 42% of the Company's total revenues versus 37% for the first nine months of fiscal 2004. Foreign sourced revenues increased to 55% of total revenues for the first nine months of fiscal 2005. China revenue increases of $13.8 million, were driven by strong sales in the computer peripherals, wireless telecom, automotive, and electronic identification markets. Hewlett Packard remained our largest China customer and only customer representing greater than 10% of total Company revenues. Total revenues from Hewlett Packard for the first nine months were $18.1 million. New design awards for calendar year 2005 are likely to sustain our preferred supplier position with Hewlett Packard for the next twelve months. Polymer thick film revenues increased $4.7 million over the same period of the prior year with growth occurring primarily in the disposable medical market. Several new program design wins in the appliance market will contribute to growth here over the next twelve months. Multilayer revenues increased $4.5 million versus the same period of the prior year. Focused efforts to re-develop our military aerospace business have begun to show improved results. Raytheon Company remained our single largest multilayer customer in the second quarter with solid growth from Delphi Corporation and BAE Systems.

Cost of Products Sold. Cost of products sold was $79.5 million, or 88% of total revenues, for the nine months ended March 31, 2005, versus $59.5 million, or 90% of total revenues, for the nine months ended March 28, 2004. Increased capacity utilization in China resulted in margin improvement. Gross margins in China were 19% for the first nine months of fiscal 2005 versus 18% for the comparable period of the prior year. However, margins were adversely affected by the suspended production of our smart card products. Delayed orders from Infineon caused by product qualification problems with their end customer resulted in idle production for the quarter. Polymer thick film gross margins decreased from 17% to 14% for the first nine months of the fiscal year. Decreases can be primarily attributed to an increase in lower margin assembly business during fiscal 2005. Margins on assembly activities are typically 8% to 10% versus polymer thick film circuit fabrication which typically yields margins greater than 20%. Our Methuen facility continued to experience low capacity utilization and correspondingly, significant unfavorable manufacturing variances. Continued growth in our multi-layer business, primarily in the military and medical markets, and the relocation of our laminated cable operations from Salem, New Hampshire to Methuen Massachusetts, which was completed in January 2003, have improved factory utilization substantially. We continue to drive operational improvements which we believe will reduce breakeven revenue levels. These include yield and process improvement programs as well as raw material cost reduction initiatives. In addition, we have significantly strengthened the multilayer management team over the past year with new hires in management, quality and production control.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.3 million for the nine months ended March 31, 2005 versus $11.5 million for the comparable period in the prior year. Increases can be primarily attributed to higher commissions of $700,000 on a 37% increase in revenues, higher public company costs of $500,000 including legal, audit and insurance, continued escalation of fringe costs which amounted to $400,000 with a particular increase in medical expenses, and infrastructure investment in China of $500,000. These increases were in part offset by a reduction in bad debt expense of $300,000 associated with the settlement of an accounts receivable dispute.

Interest Income. Interest income was $57,000 for the nine months ended March 31, 2005 compared to $9,000 for the nine months ended March 28, 2004. Interest income for the nine months ended March 31, 2005 included $26,000 of interest income on our tax refunds. The balance represents interest income on our cash balances.

Interest Expense. Interest expense was $2.3 million for the nine months ended March 31, 2005 and $1.8 million for the nine months ended March 28, 2004. Interest expense for the nine months ended March 31, 2005 included approximately $1.3 million for amortized deferred financing costs and $250,000 for interest payable in common stock related to issuance of convertible notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen, Massachusetts facility, the Loan and Security Agreement with Silicon Valley Bank and sale of our convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long term bank borrowings and deferred compensation.

Our loss before income taxes and the minority interest in our Chinese venture, Parlex Shanghai, was $4.3 million in the nine months ended March 31, 2005 compared to $6.5 million in the nine months ended March 28, 2004. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 2.8% for the nine months ended March 31, 2005 versus an effective tax rate of 0.7% for the nine months ended March 28, 2004. Our effective tax rate is impacted by the proportion of our estimated annual income being earned domestically versus in foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our recent history of operating losses, uncertain future operating results, and the past non-compliance with certain of our debt covenants requirements, we determined that it is more likely than not that certain historic and current year income tax benefits will not be realized. Consequently, we recorded no income tax benefits on our U.S operating losses during the nine months ended March 31, 2005 and March 28, 2004. In fiscal 2003, we established a valuation allowance against all of our remaining net U.S. deferred tax assets.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, we had approximately $3.9 million in cash and cash equivalents.

Net cash used in operations during the nine months ended March 31, 2005 was $1.5 million. This compares to net cash used in operations of $9.2 million for the same period of the prior year. Net operating losses of $4.5 million, after adjustment for minority interest, interest payable in common stock, depreciation and amortization, provided $800,000 of operating cash. Operations consumed $2.3 million of working capital. Cash used for working capital included $2.8 million for inventory and $600,000 for accounts payable partially offset by $400,000 from accounts receivable, and $700,000 from other working capital sources. Inventory increases occurred in raw material of $2.0 million, which included the purchase of connectors and assembly components, and work in process of $1.1 million. The growth in inventory is in part a function of our expanded value-add strategy. Increasingly, customers are demanding more complex sub-assemblies from their interconnect providers. Assembly on flex materials can be challenging and when executed well, a differentiation opportunity exists to distinguish us from our competition. However, a cost to this business opportunity is a significant increase in inventory levels and the associated working capital requirement. From an industry perspective, we see this trend toward increased sub-assembly requirements continuing to grow.

Investing activities consumed $707,000 of net cash during the nine months ended March 31, 2005, primarily to purchase capital equipment. As of March 31, 2005, we had an additional $952,000 of capital equipment financed under our accounts payable. We have implemented a plan to control our capital expenditures in order to enhance cash flows. Cash provided by financing activities was $4.4 million for the nine months ended March 31, 2005, including $1.5 million that represented the net repayments and borrowings on our bank debt. We received net proceeds totaling $2.1 million associated with the Methuen sale-leaseback financing of which $1.9 million was principal, $85,000 was interest, and $275,000 was for an earn-out, offset by lease payments of 169,000. In addition, we received $1.0 million from Infineon Technologies as a deposit for our joint venture agreement. Upon closing of the joint venture, currently anticipated to be in late June 2005, Infineon will pay the balance due of $2.0 million. Closing is predicated on obtaining a business license and other necessary governmental approvals for the joint venture company in the People's Republic of China. Should we be unable to close the transaction, the $1.0 million deposit is required to be re-paid.

Improved financial performance in the first quarter of 2005 significantly reduced operating losses and cash used in operations. Increased sales in the first nine months of fiscal 2005, however, have placed additional cash demands on working capital with growth in inventory. The strong credit ratings of our large OEM and EMS customer base have allowed us to successfully finance this growth through our asset based working capital lines of credit. We recently completed stand alone financing for our China operations through a new line of credit with Bank of China that will allow us to continue financing our growth plans. See "Factors That May Affect Future Results".

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

In fiscal years 2003 and 2004, we entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with financing to support our current working capital needs. Working capital requirements, particularly those to support the growth in our China operations, consumed $10.4 million of a total of $11.4 million of cash used in operations during 2004. In September 2004, we secured a new $5.0 million asset based working capital agreement with the Bank of China which provides stand alone financing for our China operations. In addition, in May 2004 we received net proceeds of approximately $2.95 million from the sale of our Series A convertible preferred stock. In December 2004, we entered into a joint venture agreement with Infineon Technologies Asia Pacific Pte Ltd. Upon execution of the joint venture agreement, we received a $1.0 million deposit and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes. Also in December 2004, we executed a loan modification with Silicon Valley Bank extending the term to July 2006 and increasing the borrowing limit to $12.0 million. In February 2005, the landlord for our Methuen, Massachusetts facility completed the sale of the property to a third party. Under terms of the transaction, we received cash of approximately $2.2 million. The proceeds represented repayment of the outstanding financing we originally provided under the initial sale and a settlement on amounts due under the terms of an earn out. We continue to evaluate alternative financing opportunities to further improve our liquidity and to fund working capital needs.

We believe that our cash on hand and the cash expected to be generated from operations will be sufficient to enable us to meet our operating obligations through March 2006. If we require additional or new external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on our operations. At March 31, 2005, we were not in compliance with certain financial covenants of our loan agreement with Silicon Valley Bank. We have received a waiver from the bank for our non-compliance at March 31, 2005 and the bank has continued to allow us to borrow against the loan agreement. In the future, we expect to be in compliance with all of our bank covenants. Our third quarter ending March 31 is typically adversely impacted by the cyclical nature of certain strategic markets we serve. This is particularly true in the computer and peripheral market where annual model year design change occurs in January. Coupled with the Chinese New Year holidays, the third quarter is historically the weakest for our rapidly growing China operations. New customer orders began increasing in March 2005. As such, we anticipate a strong recovery in volume production during the fourth quarter ending June 30, 2005.

Series A Convertible Preferred Stock - On June 8, 2004, we completed a private placement of 40,625 shares of Series A Convertible Preferred Stock and warrants at $80.00 per unit for proceeds of approximately $2.95 million, net of issuance costs of approximately $300,000. For additional information relating to the Series A Convertible Preferred Stock, please see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Loan and Security Agreement (the "Loan Agreement") - We executed the Loan Agreement with Silicon Valley Bank on June 11, 2003 and since such date we entered into eight amendments to the Loan Agreement. The Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of our assets. As subsequently amended under the Loan Agreement we may borrow up to $12.0 million, based on a borrowing base of eligible accounts receivable. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1.0 million, which reduces our availability for borrowings. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require us to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On December 22, 2004, we executed a Seventh Loan Modification Agreement (the "Seventh Modification Agreement") with Silicon Valley Bank. The Seventh Modification Agreement increased our maximum borrowings to $12.0 million based upon a borrowing base of eligible account receivables plus the lesser of 20% of eligible inventory or $1.0 million. The Seventh Modification Agreement reduced the interest rate on borrowings to the bank's prime rate (5.75% at March 31, 2005) plus 2.00% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and further decreasing to prime plus 0.50% after two consecutive quarters of positive net income, respectively). The Seventh Modification Agreement changed the EBITDA requirement to $500,000 on a three month trailing basis as of the period ending December 31, 2004 and each month thereafter until May 31, 2005 and to $750,000 on a three month trailing basis as of the period ending June 30, 2005 and each month thereafter. The Seventh Modification Agreement also extended the maturity date of the Loan Agreement from July 11, 2005 to July 11, 2006. On May 10, 2005, we executed an Eighth Loan Modification Agreement (the "Eighth Modification Agreement") with Silicon Valley Bank. The Eighth Modification Agreement changed the EBITDA requirement to $1.00 on a monthly basis as of the periods ending April 30, 2005 and May 31, 2005 and $750,000 on a trailing three month basis as of the period ending June 30, 2005 and each month thereafter. At March 31, 2005, we had available borrowing capacity under the Loan Agreement of approximately $4.8 million. Since the available borrowing capacity exceeded $750,000 at March 31, 2005, none of our cash balance was subject to restriction at March 31, 2005. We have received a written waiver from the bank for our non-compliance at March 31, 2005 and the bank has continued to allow us to borrow against the Loan Agreement.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying consolidated balance sheets as of March 31, 2005 and June 30, 2004 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - A summary of the Parlex Shanghai term notes are as follows:


                                                                      March 31, 2005
                                                                      (in millions)

Due March 2006 at 5.58% and guaranteed by Parlex Interconnect              $2.5
Due January 2006 at LIBOR plus 2.5% and guaranteed by Parlex Asia           1.5
Due June 2005 at 5.58% and guaranteed by Parlex Interconnect                1.3
Due June 2005 at 5.58% and guaranteed by Parlex Interconnect                1.0
Due April 2005 at 5.31% and guaranteed by Parlex Interconnect               0.7
Due March 2006 at 5.58% and guaranteed by Parlex Interconnect               0.6
                                                                           ----
Total Parlex Shanghai term notes                                           $7.6
                                                                           ====

Subsequent to March 31, 2005, Parlex Shanghai renewed its $700,000 short-term note due April 2005. The note has been extended until April 2006 at an interest rate of 5.58%.

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5 million banking facility which we guaranteed. Under the terms of the banking facility, Parlex Asia may borrow up to $5.0 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. Amounts outstanding as of March 31, 2005 totaled $1.8 million.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, we entered into a sale-leaseback transaction pursuant to which we sold our corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause (the "Earn Out"). In June 2004, we received $750,000 reducing the principal balance of the Note to $1.9 million. On February 25, 2005, the landlord sold the Methuen Facility and paid to us the remaining principal balance due on the Note of $1.9 million and agreed to pay the sum of $675,000 in full settlement of the Earn Out. Per the terms of the sale of the Methuen Facility, $400,000 of the $675,000 was placed in escrow as security for our remaining lease obligations.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provide us with a continuing involvement in the Methuen Facility, we have accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. The Note and related interest thereon, and the additional cash under the terms of the Earn Out, were recorded as an increase to the finance obligation as cash payments were received. We record the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option in June 2015, we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. We have concluded that the interest feature does not constitute an embedded derivative as it does not currently meet the criteria for classification as a derivative. We recorded accrued interest payable on the Notes of $83,331 within stockholders' equity at March 31, 2005, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, we issued a total of 74,963 shares of common stock from October 2003 to January 2005 in satisfaction of the previously recorded interest. We also issued 13,123 shares of common stock in April 2005 as payment for the interest accrued as of March 31, 2005.

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

Since entering into our current loan arrangement with our primary lender, Silicon Valley Bank, in June of 2003, we have requested and received several waivers relating to our failure to comply with certain financial covenants under our loan arrangement, most recently for the period ended March 31, 2005. In conjunction with the waivers, we have also executed several modifications of our loan arrangement, which have primarily resulted in easing our covenant compliance requirements, but have also increased our costs of borrowing. Although we do not believe Silicon Valley Bank will exercise any right it may have to immediately call our debt if we fail to comply with our financial covenants, we cannot guarantee that they will not do so. We are currently in compliance with all of our financial covenants, as amended.

The issuance of our shares upon conversion of outstanding convertible notes, conversion of preferred stock and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants is $8.00 per share. In addition, on June 8, 2004, we completed a private placement of 40,625 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") (and accompanying warrants), for $80.00 per share, or $3.25 million in the aggregate. Each share of Preferred Stock may be converted at any time at the option of the holder of the Preferred Stock for 10 shares of common stock, and the exercise price of the warrants is $8.00 per share. For additional information relating to the sale of these securities, please see "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities - 7% Convertible Subordinated Notes and Warrants" and "Series A Preferred Stock and Warrants" in our Form 10-K filing for the period ended June 30, 2004.

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

We have a substantial amount of indebtedness. As of March 31, 2005, we had approximately $28.0 million of consolidated debt of which $14.3 million is due within one year. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 26% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

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

We have incurred net losses in the recently completed nine months ended March 31, 2005, as well as each of the last three fiscal years. We had net losses of $4.5 million in the nine months ended March 31, 2005, $8.2 million in fiscal year 2004, $19.5 million in fiscal year 2003 and $10.4 million in fiscal year 2002. Our operations may not be profitable in the future.

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

We rely on a combination of patent and trade secret laws and non-disclosure and other contractual agreements to protect our proprietary rights. We own 17 patents issued and have 7 patent applications pending in the United States and have several corresponding foreign patent applications pending. Our existing patents may not effectively protect our intellectual property and could be challenged by third parties, and our future patent applications, if any, may not be approved. In addition, other parties may independently develop similar or competing technologies. Competitors may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we fail to adequately protect our proprietary rights, our competitors could offer similar products using materials, processes or technologies developed by us, potentially harming our competitive position and our revenues.

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

Interest Rate Risk

Our primary bank facility bears interest at our lender's prime rate plus 2.0%. We also have two subsidiary bank notes at LIBOR plus 2.5% and LIBOR plus 2.0%. The prime rate is affected by changes in market interest rates. These variable rate lending facilities create exposure for us relating to interest rate risk; however, we do not believe our interest rate risk to be material. As of March 31, 2005, we had an outstanding balance under our primary bank facility of $3,951,000 and an outstanding balance of $3,251,000 under our subsidiary note. A hypothetical 10% change in interest rates would impact interest expense by approximately $45,000 over the next fiscal year, and such amount would not have a material effect on our financial position, results of operations and cash flows.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to interest rate risk.

Currency Risk

Sales of Parlex Shanghai, Parlex Interconnect, Parlex (Shanghai) Interconnect Technologies ("Parlex Technologies"), Poly-Flex Circuits Limited and Parlex Europe are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. Based upon the current volume of transactions in China and the United Kingdom and the stable nature of the exchange rate between China and the U.S., we do not believe the market risk is material. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai, Parlex Interconnect and Parlex Technologies had combined net assets as of March 31, 2005 of approximately $22.4 million. Poly-Flex Circuits Limited and Parlex Europe had combined net assets as of March 31, 2005 of approximately $6.1 million. We believe that a 10% change in exchange rates would not have a significant impact upon our financial position, results of operation or outstanding debt. As of March 31, 2005, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately $8.3 million. As of March 31, 2005, Poly-Flex Circuits Limited had no outstanding debt.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2005. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 3.  Defaults Upon Senior Securities

         As of March 31, 2005, we were not in compliance with our EBITDA financial covenant under our Loan Agreement with Silicon Valley Bank. Although the bank could have called for early repayment of the debt, no such demand was made. We have received a waiver from the bank for our non-compliance at March 31, 2005.

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


                                  PARLEX CORPORATION
                                  ------------------


                                  By: /s/ Peter J. Murphy
                                      -------------------------------------
                                      Peter J. Murphy
                                      President and Chief Executive Officer


                                  By: /s/ Jonathan R. Kosheff
                                      -------------------------------------
                                      Jonathan R. Kosheff
                                      Treasurer & CFO

                                  (Principal Accounting and Financial Officer)


                                                   May 13, 2005
                                                   ------------
                                                       Date

                                EXHIBIT INDEX

EXHIBIT    DESCRIPTION OF EXHIBIT
-------    -----------------------

  10.1 Eighth Loan Modification Agreement, dated May 10, 2005 by and between Parlex Corporation and Silicon Valley Bank. (filed herewith)

  10.2 First Amendment to Lease, dated June 29, 2004, by and between Taurus Methuen LLC, as landlord, and Parlex Corporation, as tenant. (filed herewith)

  10.3 Second Amendment to Lease, dated February 18, 2005, by and between Taurus Methuen LLC, as landlord, and Parlex Corporation, as tenant. (filed herewith)

  10.4 First Amendment to Joint Venture Agreement, dated March 28, 2005, by and between Parlex Asia Pacific Ltd and Infineon Technologies Asia Pacific Pte. Ltd. (filed herewith)

  31.1 Certification of Registrant's Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

  31.2 Certification of Registrant's Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

  32.1 Certification of Registrant's Chief Executive Officer pursuant To 18 U.S.C. 1350 (furnished herewith)

  32.2 Certification of Registrant's Chief Financial Officer pursuant To 18 U.S.C. 1350 (furnished herewith)