Form 10-K
period 2005-06-30
PARLEX CORP
filed 2005-09-28
CIK 724988

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

                   For the Fiscal Year Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).    Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]     No [X]

The aggregate market value of common stock held by non-affiliates (without admitting that any person whose shares are not included in the calculation is an affiliate) of the registrant as of December 31, 2004 was approximately $24,390,683.

The number of shares outstanding of the registrant's common stock as of September 22, 2005 was 6,488,425 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                             INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                                                       PAGE

                                   PART 1

ITEM 1.  Business                                                        3

ITEM 2.  Properties                                                     15

ITEM 3.  Legal Proceedings                                              16

ITEM 4.  Submission of Matters to a Vote of Security Holders            16

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                            16

ITEM 6.  Selected Consolidated Financial Data                           16

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            18

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk     38

ITEM 8.  Financial Statements and Supplementary Data                    39

ITEM 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                            40

ITEM 9A. Controls and Procedures                                        40

ITEM 9B. Other Information                                              40

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant             41

ITEM 11. Executive Compensation                                         44

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                     52

ITEM 13. Certain Relationships and Related Transactions                 54

ITEM 14. Principal Accountant Fees and Services                         54

                                   PART IV

ITEM 15. Exhibits and Financial Statement Schedules                     56

         SIGNATURES                                                     57

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

We have a long history of providing flexible interconnect solutions to some of the leading original equipment manufacturers (the "OEMs") in our target markets, including Hewlett-Packard, Raytheon, Infineon, Motorola, Maytag, Tyco, Delphi, Siemens, and Whirlpool. We also supply these products to major electronic manufacturing services companies such as Flextronics, Solectron, Sanmina, and JABIL. We have a global presence and operate seven manufacturing facilities, which are located in China, Mexico, the United Kingdom and the United States. Certain information related to revenues derived by geographic location, major customers and product lines is included in Note 15, Business Segment, Major Customer and International Operations, to the Notes to Consolidated Financial Statements incorporated herewith by reference.

Agreement and Plan of Merger

On August 18, 2005, we entered into an Agreement and Plan of Merger ("Merger Agreement") with Johnson Electric Holdings Limited, a corporation organized under the laws of Bermuda ("JE Holdings"), J.E.C. Electronics Sub One, Inc., a Massachusetts corporation that is wholly-owned by one or more wholly-owned subsidiaries of JE Holdings ("Merger Sub One") and J.E.C. Electronics Sub Two, Inc., a Massachusetts corporation that is wholly-owned by Merger Sub One ("Merger Sub Two"). Pursuant to the Merger Agreement, Merger Sub Two will merge with and into Parlex with Parlex continuing as the surviving corporation. Pursuant to the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive $6.75 in cash, without interest, less any required withholding taxes. Each outstanding share of Series A Convertible Preferred Stock will be converted into the right to receive $80.00 (its liquidation value under the terms of the Preferred Stock) in cash, plus any accrued and unpaid dividends, without interest or additional dividends thereon, less any required withholding taxes. Each outstanding option (whether vested or unvested) will be converted into the right to receive the positive difference (if any) between the exercise price per share of common stock subject to the option and $6.75, without interest, less any required withholding taxes. The consummation of the merger is subject to the approval of our stockholders as well as customary closing conditions and requires the approval of at least two-thirds of the outstanding shares of our common stock. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, we may be required to pay JE Holdings a termination fee equal to $2,000,000. In the event the Merger Agreement is terminated for failure to obtain required stockholder approval, we may be required to pay up to $400,000 of JE Holdings' expenses. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which we filed as Exhibit 2.1 to our Form 8-K on August 18, 2005. The Merger
Agreement was amended as of August 24, 2005 to specify that the "Termination Date" is January 15, 2006.

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

Flexible interconnects provide an electrical connection between components in electronic systems and are increasingly used as a platform to support the attachment of electronic devices. Flexible interconnects offer several advantages over rigid printed circuit boards and ceramic hybrid circuits, particularly for small, complex electronic systems, such as:

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

Once the design is completed, we apply our experience with materials and manufacturing processes to produce a flexible interconnect solution that meets our customer's objectives. We have developed materials and processes that provide customers with improved performance at a competitive production cost. In addition, we provide a dedicated quick-turn capability for producing prototype flexible interconnects and supporting our customers' needs for limited quantities of flexible interconnects on short notice. We believe that we are one of the few volume manufacturers of flexible interconnects to offer this valuable service in a dedicated facility. When customers come to us for prototype development of a flexible interconnect, we believe that we enjoy a competitive advantage in pursuing the subsequent volume production of that flexible interconnect. Over the past several years we have gained substantial experience in producing products in high volume, and we believe this expertise is a key factor in our ability to provide customers with cost-effective, flexible interconnect solutions.

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

Our Strategy

Our objective is to be the flexible interconnect supplier of choice for customers in our target markets. Our strategy to achieve this objective includes the following key elements:

Develop Innovative Processes and Materials

We believe that our ability to develop innovative processes and materials enhances our opportunity for growth within our target markets. We intend to continue to focus our development efforts on proprietary flexible materials and processes that have a broad range of applications. These materials and processes enable us to produce, at reduced cycle times, cost-effective flexible interconnects that are highly reliable and improve product performance. Our PALFlex(R), PALCoat(R), U-Flex(R), PALCore(R) HP, Polysolder(R) and additive print and plate technologies are examples of some of our innovative materials and manufacturing processes.

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

Develop Strategic Relationships with Key Customers

We seek to develop strategic relationships with key customers in targeted industries. As a value-added strategic partner with our customers, we work with a customer's technology roadmap to design and develop cost-effective flexible interconnect solutions. We believe that these relationships are most effective when we provide a significant portion of a customer's flexible interconnect needs. Through these strategic relationships, we achieve greater visibility into our customers' entire range of flexible interconnect requirements. As a result of our relationships with key customers, we developed PALFlex(R), PALCore(R), PALCore(R) HP, PALCoat(R), Polysolder(R) and HSI+? with the knowledge that successful development would result in immediate market acceptance.

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

Expand Global Presence

We believe that our customers will increasingly require service and support on a global basis. To address these requirements, we have continued to expand our global presence in emerging markets and throughout the world. We now have facilities in Asia, Europe, and both the east and west coasts of North America. We established a presence in China to address the emerging flexible circuit market throughout Asia and to produce specific products more cost-effectively for North American and European customers. Asia continues to be the fastest growing market for electronic manufacturing. Over the past 9 years, we have significantly expanded our China operations. We currently have approximately 170,000 square feet of manufacturing and assembly space under lease in Shanghai, Qingpu and Kunshan. In May 1998, we opened a facility in Mexico that performs the finishing and, in some instances, assembly operations for flexible interconnects manufactured at our other facilities and shipped to North American markets. In 1999, we purchased a business in San Jose, California to produce low to medium volumes of flexible circuits and provide our customers with quick-turn and prototyping services. In addition, we have developed, and plan to continue to develop, strategic relationships and alliances that we believe are necessary for the success of our international business. In March 2000, we acquired the polymer thick film operations of Cookson Electronics with manufacturing facilities in Rhode Island and the United Kingdom. We believe these transactions have positioned us to further expand our sales presence in Asia and Europe. We will continue to explore appropriate expansion opportunities as demand for our solutions increases.

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

Electronic Identification / Joint Venture with Infineon Technologies

The emerging identification and tracking market is based upon next generation identification tags, which in some cases are attached to an antenna, emitting radio frequency signals. Advancing technology at lower prices, increasing cooperation among industry participants and high volume applications such as automated fuel payment, ATM and credit cards, electronic ticketing, baggage handling and parcel tracking are expected to be the growth drivers for this market. The size, cost and performance requirements demanded by this market are expected to drive the use of flexible circuits and assemblies in these applications. In 2002, we entered into a multiyear agreement to provide substrates for Infineon Technologies, the world's leading producer of smart cards, utilizing our proprietary technology. In 2004, we entered into an agreement with an affiliate of Infineon to create a join venture relationship with respect to our provision of substrates to Infineon.

Diversified Electronics

The diversified electronics market encompasses many applications. Virtually any electronic device which requires tight packaging, lightweight or high reliability is a product that could incorporate flexible interconnects. Typical applications include electronic scales, industrial controls, postal metering devices/scanners and camera products.

Medical

Healthcare continues to be a rapidly growing market, particularly in North America. Electronics have become increasingly important with trends toward increased computing power and smaller size electronic components resulting in medical devices that are smaller, mechanically simpler and more reliable. Medical device companies often rely heavily on design and manufacturing services of local manufacturing solutions providers in an effort to lower costs, focus on core competencies and speed FDA regulatory approvals. In addition, Parlex is uniquely positioned with proprietary technologies to address the disposable diagnostic segment of the medical market. In fiscal year 2005, our sales to the medical market grew by more than 24% and it now represents our second largest market.

Our Products

Our current flexible interconnect products include flexible circuits, laminated cable, flexible interconnect hybrid circuits and flexible interconnect assemblies. We manufacture our products, which are designed by us, our customers or jointly, to our customers' application-specific requirements. Lead times for the design and manufacture of our products generally range from one week for some products to three months for the most sophisticated products.

Flexible Circuits

Flexible circuits, which consist of conductive patterns that are etched or printed onto flexible substrate materials such as polyimide or polyester, are used to provide connections between electronic components and as a substrate to support these electronic devices. The circuits are manufactured by passing base materials through multiple processes such as drilling, screening, photo imaging, etching, plating and finishing. Flexible circuits can be produced in single or multiple layers. We produce a wide range of flexible circuits including:

* Single-Sided Flexible Circuits, which have a conductive pattern only on one side. Single-sided flexible circuits are usually less costly and more flexible than double-sided flexible circuits. Through our proprietary high-speed interconnect screening technology, HSI+?, which eliminates the need for a separate shield layer, we can produce single-sided flexible circuits that provide the same functionality as double-sided flexible circuits at a lower cost. We manufacture single-sided circuitry in both the United States and Shanghai, China, where a large percentage of our production is single-sided.

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

Our Customers

Our customers are a diverse group of OEMs that serve a variety of industries. Our largest 20 customers based on sales accounted for approximately 61% of total revenues in 2005, 52% in 2004 and 50% in 2003.

The loss of more than one of our largest customers may have a significant impact on our operations. However, the loss of any one customer is not expected to have a significant impact on our business as the individual receivable balances are closely monitored. In 2005, we had one customer that represented more than 10% of our total revenues and no single customer represented 10% or more of our total revenues in 2004 or 2003.

Our major end-customers include: Delphi, Hewlett-Packard, NeuroMetrix, Whirlpool, Infineon, Maytag, Motorola, Tyco, Raytheon, Siemens, Amphenol, Hypoguard, Intier and AVX. To support these end customers, we work closely with major electronics manufacturing services (EMS) companies such as Flextronics, Solectron, Sanmina, JABIL and Celestica.

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

During 2005, 2004 and 2003, we continued to focus on cost reduction initiatives. Core to this strategy is relocation of high-volume low-cost manufacturing to China and Mexico and better utilization of our excess capacity. In January 2003, we completed the closure of our Salem, New Hampshire facility and transfer of our laminated cable business to Methuen, Massachusetts and Mexico. In February 2003, we completed the transfer of our PALFlex manufacturing business to China and discontinued production in the U.S. In 2003, we also expanded our China facilities by leasing an additional 12,000 square feet of manufacturing space in Suzhou and an additional 50,000 square feet of assembly and finishing space in Kunshan. In January 2004, we completed a strategic reorganization of our China facilities by consolidating our engineering intensive wet process operations in our two Shanghai locations and relocating our assembly and finishing operations to lower cost facilities in Kunshan. Kunshan is approximately 45 miles from our Shanghai location. We added a third 25,000 square foot building bringing our total Kunshan space under lease to 75,000. In May 2004, we completed the transfer of our high volume surface mount assembly capability to China and we also relocated our Smart Card production line to our main facility in Shanghai, exiting our Suzhou leased space. In November 2004, we expanded our China operations by leasing 90,000 square feet of manufacturing and assembly space in Qingpu, China. This space is primarily targeted to support our rapidly growing assembly business.

Five of our manufacturing facilities are certified to the international standard ISO 9001-2000 or to the automotive standard QS 9000. One facility is certified to the automotive standard TS 16949 and the environmental standard ISO 14001.

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

Intellectual Property

We have acquired patents and we seek patents on new products and processes where we believe patents would be appropriate to protect our interests. Although patents are an important part of our competitive position, we do not believe that any single patent or group of patents is critical to our success. We believe that, due to the rapid technological change in the flexible interconnect business, our success depends more on design creativity and manufacturing expertise than on patents and other intellectual property. We own 17 patents issued, and have 7 patent applications pending, in the United States and several foreign countries. We have obtained federal trademark registrations for PALFlex(R), PALCore(R), U-Flex(R), PALCoat(R), Polysolder(R), and HSI and have one trademark application pending. We also rely on internal security measures and on confidentiality agreements for protection of trade secrets and proprietary know-how. We cannot be sure that our efforts to protect our intellectual property will be effective to prevent misappropriation or that others may not independently develop similar technology.

Environmental Regulations

Flexible interconnect manufacturing requires the use of metals and chemicals. Water used in the manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into the municipal sanitary sewer system. We operate and maintain water effluent treatment systems and use approved laboratory testing procedures to monitor the effectiveness of these systems at our San Jose, California and Methuen, Massachusetts facilities. We operate these treatment systems under an effluent discharge permit issued by the local governmental authority. Air emissions resulting from our manufacturing processes are regulated by permits issued by government authorities. These permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. We believe that the waste treatment equipment at our facilities is currently in compliance with the requirements of environmental laws in all material respects and that our air emissions are within the limits established in the relevant permit. However, violations may occur in the future. We are also subject to other environmental laws including those relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as to work place health and safety and indoor air quality emissions. Furthermore, environmental laws could become more stringent or might apply to additional aspects of our operations over time, and the costs of complying with such laws could be substantial. Compliance with local, state and federal laws did not have a material impact on our capital expenditures, earnings or competitive position in 2005. We estimate that the total capital expenditures in 2006 associated with environmental compliance will be approximately $100,000.

Employees

As of June 30, 2005, we employed approximately 590 people in the United States. Of these employees, 496 were direct employees of Parlex and 94 worked for interim staffing agencies. In addition, we employed approximately 79 people in Mexico, approximately 146 people in the United Kingdom and approximately 1,701 people in China. We are not a party to any collective bargaining agreement and we believe our relations with our employees are good.

Available Information

Our Internet website is www.parlex.com. Information contained in our website is not incorporated by reference into this annual report, and you should not consider information contained in our website as part of this annual report. You may access, free of change, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Information relating to corporate governance at Parlex, including our Corporate Governance Principles; Code of Ethics for our Directors and Executive Officers; as well as other information concerning our Directors, Executive Officers and Board Committees, including committee charters, is available at www.parlex.com in the Corporate Governance section located through the Investor Relations portion of our website. In the event we amend, or provide any waivers from, the provisions of this code of conduct, we intend to disclose these events on our website as required by law. We will provide any of the foregoing information without charge upon written request to Investor Relations, Parlex Corporation, One Parlex Place, Methuen, Massachusetts 01844.

Item 2. Properties
------------------

Facilities

Our facilities at June 30, 2005 are:

                            Approximate
Location                    Square Feet         Leased/Owned                   Description
--------                    -----------         ------------                   -----------

Methuen, Massachusetts        172,000      Leased (lease expires      Corporate headquarters, product
                                           in June 2018)              and process development,
                                                                      flexible circuit and laminated
                                                                      cable manufacturing

Cranston, Rhode Island         55,000      Leased (lease expires      Polymer thick film and surface
                                           in June 2008)              mount assembly operations

Newport, Isle of Wight,        40,000      Leased (lease expires      Polymer thick film and surface
United Kingdom                             in November 2009)          mount assembly operations

Shanghai, China                47,000      Leased (lease expires      Single- and double-sided
                                           in August 2007)            flexible circuit manufacturing

Shanghai, China                55,000      Leased (lease expires      Single- and double-sided
                                           in August 2007)            flexible circuit manufacturing

Kunshan, China                 25,000      Leased (lease expires      Flexible circuit assembly
                                           in February 2008)          and finishing

Kunshan, China                 25,000      Leased (lease expires      Flexible circuit assembly
                                           in June 2008)              and finishing

Kunshan, China                 25,000      Leased (lease expires      Flexible circuit assembly
                                           in December 2009)          and finishing

Empalme, Sonora, Mexico        18,700      Leased (lease expires      Finishing and assembly operations
                                           in December 2005)

San Jose, California           16,800      Leased (lease expires      Prototype and quick-turn operations
                                           in December 2008)

Qingpu, China                  90,000      Leased (lease expires      Flexible circuit assembly
                                           in October 2007)           and finishing

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

                                                          High       Low
                                                          ----       ---

Fiscal Year Ended June 30, 2005
First Quarter                                            $6.70      $5.32
Second Quarter                                           $7.90      $4.75
Third Quarter                                            $7.80      $6.07
Fourth Quarter                                           $6.35      $5.02

Fiscal Year Ended June 30, 2004
First Quarter                                            $8.63      $6.79
Second Quarter                                           $8.92      $7.62
Third Quarter                                            $9.01      $5.81
Fourth Quarter                                           $7.12      $5.98

On September 22, 2005, the closing sale price of our common stock as reported on the NASDAQ National Market was $6.67 per share and there were 80 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we presently intend to retain future earnings, if any, for our business. Both our credit agreement and the Merger Agreement prohibit us from paying or declaring any cash dividends on our common stock without the prior written consent of the bank or JE Holdings.

Item 6. Selected Consolidated Financial Data
--------------------------------------------

The following table sets forth financial data for the last five years. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data included elsewhere herein.

On June 30, 2005, we committed to sell certain productive assets and backlog relating to our multi-layer flex-circuit military / aerospace / industrial operation. In accordance with generally accepted accounting principles, the consolidated statements of operations for all periods reported in the "Selected Consolidated Financial Data" have been restated to reflect the Multilayer operation as discontinued operations.

                                                              Fiscal Year Ended June 30,
                                              2005         2004         2003         2002         2001
                                              ----         ----         ----         ----         ----
                                                        (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues                                    $105,857     $ 83,482     $ 64,160     $ 55,987     $ 66,837
Cost of products sold                         86,878       67,079       55,781       53,140       58,468
                                            --------     --------     --------     --------     --------
Gross profit                                  18,979       16,403        8,379        2,847        8,369
Selling, general and administrative
 expenses                                     16,369       14,220       13,104       12,430       15,126
                                            --------     --------     --------     --------     --------

Operating income (loss) from continuing
 operations                                    2,610        2,183       (4,725)      (9,583)      (6,757)
Loss from continuing operations before
 income taxes and minority interest             (556)        (307)      (5,590)     (10,021)      (6,709)
                                            --------     --------     --------     --------     --------
Loss from continuing operations                 (843)        (428)     (12,164)      (5,796)      (3,397)
Loss from discontinued operations, net
 of income taxes                             (10,717)      (7,738)      (7,353)      (4,592)      (2,802)
                                            --------     --------     --------     --------     --------
Net loss                                    $(11,560)    $ (8,166)    $(19,517)    $(10,388)    $ (6,199)
                                            ========     ========     ========     ========     ========
Net loss attributable to common
 stockholders                               $(11,828)    $ (8,337)    $(19,517)    $(10,388)    $ (6,199)
                                            ========     ========     ========     ========     ========

Basic and diluted net loss per share
 attributable to common stockholders:
Loss from continuing operations             $  (0.17)    $  (0.09)    $  (1.93)    $  (0.92)    $  (0.54)
Loss from discontinued operations              (1.66)       (1.22)       (1.16)       (0.73)       (0.45)
                                            --------     --------     --------     --------     --------
Net loss per share attributable to
 common stockholders                        $  (1.83)    $  (1.31)    $  (3.09)    $  (1.65)    $  (0.99)
                                            ========     ========     ========     ========     ========

Weighted average shares outstanding:
Basic and diluted                              6,455        6,370        6,309        6,303        6,289

                                                              Fiscal Year Ended June 30,
                                              2005         2004         2003         2002         2001
                                              ----         ----         ----         ----         ----
                                                                   (in thousands)

Consolidated Balance Sheet Data:
Working capital                             $ 12,310     $ 13,100     $ 12,722     $ 22,320     $ 31,016
Total assets                                  93,639       95,250       86,033      106,054      110,864
Current portion of long-term debt             17,132       12,861        3,813        3,561       10,710
Long-term debt, less current portion          13,523       10,535       10,802       12,000          119
Stockholders' equity                          37,983       49,462       51,248       70,141       81,351

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes and other financial data included elsewhere in this Annual Report on Form 10-K and with the discussion of the risks and uncertainties described under the heading "Factors That May Affect Future Results" on page 30.

Effects of Merger

The proposed merger between Parlex and Johnson Electric Holdings
Limited, described in Note 19, Subsequent Events, in our Notes to the Consolidated Financial Statements of the 2005 Annual Report and incorporated herein by reference, if completed, will have material effects on the forward-looking statements contained in this report. Investors are advised that such forward-looking statements with respect to revenues, earnings, performance, strategies, prospects, and other aspects of the Company's business are discussed in the proxy statement filed with the Securities and Exchange Commission ("SEC"). Investors are urged to read the proxy statement and any other relevant documents filed with the SEC because they will contain important information about the proposed transaction.

Overview

We believe we are a leading supplier of flexible interconnects principally for sale to the automotive, telecommunications and networking, diversified electronics, military, home appliance, electronic identification medical and computer markets. We believe that our development of innovative materials and processes provides us with a competitive advantage in the markets in which we compete. During the past three years, we have invested approximately $8.2 million in property and equipment and approximately $17.6 million in research and development to develop materials and enhance our manufacturing processes. We believe that these expenditures will help us to meet customer demand for our products, and enable us to continue to be a technological leader in the flexible interconnect industry. Our research and development expenses are included in our cost of products sold.

Since 2001, we have been adversely affected by the economic downturn and its impact on our key customers and markets. Several of these markets including in particular, telecom infrastructure have not materially improved. In 2005 and 2004, however, we experienced sales growth in several other strategic markets, most notably the medical, appliance and military markets. Significant investment over the past three years has positioned us to capitalize on a rapidly expanding China electronic manufacturing industry. In 2005 our China operations revenues increased by over 46% with associated improvement in profitability. We have also expanded our production capacity in China by more than doubling our manufacturing space over the past three years.

Over the last three years we incurred losses from continuing operations of $6.5 million and have used cash to fund operations and working capital of $12.1 million. We have taken certain steps to improve operating margins, including the closure of facilities, downsizing of our North American employee base, and transfer of our manufacturing operations to lower cost locations, such as the People's Republic of China. In addition, we have worked closely with our lenders to manage through this difficult time and have obtained additional capital in each of the last three years through sale-leasebacks of selected corporate assets, the issuance of convertible debt and preferred stock and the execution of new working capital borrowing agreements. As a result of the difficult economic environment, we have had difficulty maintaining compliance with the terms and conditions of certain of our financing facilities in prior years and throughout 2005. At June 30, 2005, however, we were in compliance with all financial covenants. Based upon our recent improvement in financial performance, we are currently, and expect to remain, in compliance with all of our financial covenants.

We have $10.7 million in existing short-term debt associated with our Chinese operations that we expect to refinance or repay in 2006. In the event the proposed merger agreement is not consumated, we believe that we will be able to obtain the necessary refinancing of this debt because of our history of successfully refinancing our short-term Chinese borrowings and our rapidly improving Chinese operating results. In fiscal 2005, revenues from our Chinese operations grew 46%. We expect similar revenue growth and improved profitability in China during fiscal 2006. Failure to obtain such financing may have a material adverse impact on our operations.

We formed a Chinese joint venture, Parlex (Shanghai) Circuit Co., Ltd ("Parlex Shanghai"), in 1995 to better serve our customers that have production facilities in Asia and to more cost-effectively manufacture products for worldwide distribution. Effective October 22, 2001, we purchased the 40% share of Parlex Shanghai held by one of our joint venture partners, increasing our equity interest in Parlex Shanghai to 90.1%. Parlex Shanghai's results of operations, cash flows and financial position are included in our consolidated financial statements. In 2003 we completed the transfer of the production of our automotive related products utilizing our PALFlex(R) technology from our Methuen, Massachusetts facility to Parlex Interconnect, a wholly-owned subsidiary of Parlex Asia Pacific Limited ("Parlex Asia"), which is located in China. The transfer of this technology and manufacturing capability was critical to exiting a very unprofitable North American manufacturing business.

On August 18, 2005, we entered into a definitive agreement to sell certain assets of our Multilayer operation to Amphenol Corporation (See Note 3, Discontinued Operations, to the Notes to Consolidated Financial Statements). Our Multilayer operation has incurred losses since the collapse of the telecom infrastructure market in 2001. Over the past three years, we have attempted to replace this lost business primarily by targeting military and aerospace markets requiring North American manufacturing. Our strategy has sought to consolidate a highly fragmented market through focused sales activities and acquisition. Though we have had some success increasing revenues during the past three years, we have been unable to obtain enough manufacturing volume to offset our excess capacity and corresponding unabsorbed fixed costs. In March of 2005, we began exploring alternatives including possible sale of the Multilayer operation. We believe the sale of the Multilayer operation at this time will allow us to return to profitability more quickly and permit management to focus its attention on more rapidly growing portions of our business. In June 2005, we committed to a plan to sell our Multilayer operation. In accordance with generally accepted accounting principles, the consolidated statements of operations for periods reported in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been adjusted to reflect this business as discontinued operations.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. We believe the following policies to be critical to an understanding of our consolidated financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the year ended June 30, 2005 included in Item 8 of this Form 10-K and in Part IV, Item 15 "Exhibits and Financial Statement Schedules".

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

Revenue recognition and accounts receivable. We recognize revenue on product sales when persuasive evidence of an agreement exists, the price is fixed and determinable, delivery has occurred and there is reasonable assurance of collection of the sales proceeds. We generally obtain written purchase authorizations from our customers for a specified amount of product, at a specified price and consider delivery to have occurred at the time title to the product passes to the customer. Title passes to the customer according to the shipping terms negotiated between the customer and us. License fees and royalty income are recognized when earned. We have demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", and of allowances for doubtful accounts based on significant historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Impairment of Long-lived Assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Historically, actual results have differed, sometimes materially, from our estimated future cash flow estimates. In the future, actual results may differ materially from these estimates, and accordingly cause a full impairment of our long-lived assets.

Goodwill. We recorded goodwill in connection with our acquisition of a 40% interest in Parlex Shanghai and our 1999 acquisition of Parlex Dynaflex Corporation ("Dynaflex"). We account for goodwill under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, we determined we have one reporting unit. We evaluate goodwill for impairment by comparing our market capitalization, as adjusted for a control premium, to our recorded net asset value. If our market capitalization, as adjusted for a control premium, is less than our recorded net asset value, we will further evaluate the implied fair value of our goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and we will record an impairment charge against the goodwill, if required, in our results of operations in the period such determination was made. Since our market capitalization, as adjusted, exceeded our recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, we have concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at June 30, 2005 and 2004.

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

                                                             2005        2004        2003
                                                             ----        ----        ----

Revenues                                                    100.0%      100.0%      100.0%
Cost of products sold                                        82.1%       80.4%       86.9%
Gross profit                                                 17.9%       19.6%       13.1%
Selling, general and administrative expenses                 15.5%       17.0%       20.4%
Operating income (loss)                                       2.4%        2.6%       (7.3%)
Loss from continuing operations before
 income taxes and minority interest                          (0.5%)      (0.4%)      (8.7%)
Loss from continuing operations                              (0.8%)      (0.5%)     (19.0%)
Loss from discontinued operations, net of income taxes      (10.1%)      (9.3%)     (11.4%)
Net loss                                                    (10.9%)      (9.8%)     (30.4%)
Net loss attributable to common shareholders                (11.2%)     (10.0%)     (30.4%)

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Total Revenues. Total revenues from continuing operations for 2005 were $105.9 million, an increase of 27% from $83.5 million in 2004. Revenues from our China operations were approximately $53 million, an increase of 46% over the prior year. Strong growth occurred in the computer and peripherals, automotive, wireless telecommunications and electronic identification markets. Revenues from our foreign operations represented
63% of total sales. During 2005, we continued to expand our China value added assembly operations. Expansion of our high volume fully automated surface mount capabilities resulted in strong growth from Hewlett Packard, our largest end customer. This proprietary value add capability strengthened our competitive position within the inkjet printer flex business while increasing our sales value per flex circuit sold. During fiscal 2005, we continued to expand our revenues from the automotive market. In 2003, we were forced to abandon this market in the U.S. due to both cost and pricing pressure. Today, in China, we believe we are well positioned competitively to re-gain market share. Electronic content in automobiles is growing rapidly increasing the opportunity for flex applications. We also believe that we are well positioned on several major programs including air bag deployment seat sensors, which will enable us to continue to grow this market. During 2005, we have significantly expanded our wireless telecom revenue particularly through increased shipments of flex antennas. We also believe that flex opportunities in the cell phone market represent a significant opportunity in future periods utilizing proprietary materials design to lower manufacturing cost.

Polymer thick film revenues increased 13% year over year to $35.7 million. We continued to experience solid growth from both the appliance and medical markets. Important new appliance platform design business we obtained in January and February of 2005 should allow us to sustain this growth into fiscal 2006. The medical market continues to be a significant long-term opportunity requiring European and North American production. In fiscal 2005, medical revenues, primarily from disposable medical sensors, represented 17% of our total revenues.

Our laminated cable revenues were essentially unchanged from the prior year at $14.5 million. Increased competition from Asian competitors continues to have an adverse effect on large volume opportunities. We believe revenues will improve with additional sales focus coupled with the purchase of a new high-speed laminator. We expect to install this equipment in our Methuen facility by the end of October 2005. The capital acquisition is expected to provide improved pitch and tolerance capabilities while allowing us to significantly lower our manufacturing cost.

Cost of Products Sold. Cost of products sold was $86.9 million, or 82% of total revenues, for 2005, versus $67.1 million, or 80% of total revenues for 2004. Increase in the cost of products sold as a percentage of total revenues, or correspondingly a decrease in our gross margin, was in large part driven by changes in product mix with a shift toward lower margin assembly operations.

Gross margins improved in China from 18% of revenues to 20% in fiscal 2005. Increases were attributable to a 46% increase in revenues and correspondingly improved facility utilization offset by significant increases in value-added assembly operations, which typically yield lower gross margins. Traditional single and double-sided circuit technology continues to face increasingly competitive pricing. Introduction of new proprietary material designs such as the technology used in our smart card line and our recently introduced "print plate" technology are critical to improving margins in future periods. Raw material costs and in particular copper prices escalated by more than 25% during the past year. Similarly, the cost of base flexible materials, such as polyimide, rose substantially during the year due to worldwide supply constraints. In many cases this has forced us to increase the price of our products. Long term supply commitments however, do not always permit price increases, at least in the short term. Rising material costs continues to place adverse pressure on gross margins.

Polymer thick film gross margins decreased from 17% in fiscal 2004 to 15% for fiscal 2005. Decreases can be primarily attributed to an increase in lower margin assembly business during fiscal 2005. Margins on assembly activities are typically 8% to 10%, which is considerably lower than margins on polymer thick film circuit fabrication, which typically exceeds 20%. Margins were further unfavorably impacted by increases in material costs (particularly silver inks and polymer thick films) most of which could not be passed on to customers through pricing increases due to continued competitive pricing pressures in the appliance market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.4 million in 2005, or 15 % of total revenues, and $14.2 million, or 17% of total revenues, for the comparable period in the prior year. Increases occurred in the following areas: commissions ($800,000) primarily due to sales volume, China infra-structure investment ($500,000), public company costs and legal costs associated with merger and other business development related activities ($600,000).

Interest Income. Interest income was $64,000 in 2005 compared to $84,000 in 2004, and primarily consists of interest income on refunded tax payments and interest income on our cash balances and short-term investments.

Interest and Other Expense. Interest and other expense increased by approximately 24% to $3.2 million in 2005 from $2.6 million in 2004. Interest and other expense for 2005 includes $1.7 million related to amortized deferred financing costs, $326,000 for interest payable in common stock related to the issuance of our convertible subordinated notes in July 2003 and $94,000 for derivative expense. The deferred financing costs are associated with the sale-leaseback of our Methuen facility, our loan agreement with our primary lender, and sale of convertible subordinated notes. The derivative expense is related to the Change of Control feature in our Convertible Subordinated Notes (see Note 7, to the Notes to Consolidated Financial Statements). The balance of the interest expense represents interest incurred on our short and long-term bank borrowings and deferred compensation.

Our loss from continuing operations before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $556,000 in 2005 compared to $327,000 in 2004. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate was approximately 28% in 2005 compared to an effective tax rate benefit of (17%) in 2004. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses and uncertain future operating results, we determined that it is more likely than not that certain historic and current year income tax benefits would not be realized. Consequently, in 2003 we increased our valuation allowance by $8.8 million resulting in an effective tax rate of 118%. In 2005, we realized and recognized $367,000 of state and federal tax refunds.

Loss from Discontinued Operations, Net. Our Multilayer operation has incurred losses since the collapse of the telecom infrastructure market in 2001. Over the past three years, we have attempted to replace this lost business primarily by targeting military and aerospace markets requiring North American manufacturing. Our strategy has sought to consolidate a highly fragmented market through focused sales activities and acquisition. Though we have had some success increasing revenues during the past three years, we have been unable to obtain enough manufacturing volume to offset our excess capacity and corresponding unabsorbed fixed costs. In March of 2005, we began exploring alternatives including possible sale of the Multilayer operation. In June 2005, we committed to a plan to sell our Multilayer operation. Accordingly, we presented the results of this operation, $(10.7) million and $(7.7) million, net of tax, as a loss from discontinued operations, net, in the accompanying statements of operations for the years ended June 30, 2005 and 2004, respectively. The net loss from discontinued operations for the year ended June 30, 2005 also includes a total asset write-down of approximately $5.4 million relating to our Multilayer operation.

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

Total Revenues. Total revenues for 2004 were $83.5 million, an increase of 30% from $64.2 million in 2003. Revenues from our China operations were approximately $36 million, an increase of 65% over the prior year. Strong growth occurred in the computer and peripherals, automotive, telecommunications and electronic identification markets. During 2004, we significantly expanded our China value added assembly operations which included the transfer of our domestic high volume automated surface mount capability to our Kunshan facility in May 2004.

Polymer thick film revenue increased 16% from $27.2 million in 2003 to $31.6 million in 2004. Revenues from the appliance market, representing 13% of total revenues in 2004, continued to be strong, largely driven by laundry equipment product sales. Initial qualification was completed on two new product opportunities (specifically, range and laundry equipment) during the fourth quarter of 2004. Most significant increases occurred in the medical market, primarily in disposable medical devices. Proprietary technologies including silver-based conductive inks and gels have generated significant new product opportunities, including disposable blood glucose monitors and sensors to detect carpal tunnel syndrome. Worldwide, medical revenues grew to $16.0 million in 2004 from $8.0 million in 2003. In addition to the importance to our market diversification strategy, growth in medical revenues is important to domestic and European facility utilization. Laminated cable revenues were flat year over year but increased by 22% in the second half of the year compared to the first half of 2004, indicative of a strengthening North American electronics market.

Total revenues included licensing and royalty fees of approximately $54,000 for 2004 and $41,000 for 2003. Although we intend to continue developing materials and processes that we can license to third parties, we do not expect that licensing and royalty revenues will represent a significant portion of total revenues in the near term.

Cost of Products Sold. Cost of products sold was $67.1 million, or 80% of total revenues, for 2004, versus $55.8 million, or 87% of total revenues for 2003. Revenue increases, of $18.6 million, in China and our polymer thick film operations were responsible for gross margin increases of $12 million in 2004 compared to $7.5 million in 2003, or a year over year increase in gross margin of 59%. China's gross margins were adversely impacted by start-up costs associated with the initial production ramp of our new smartcard manufacturing line. Smartcard revenues and cost of goods sold were $1.6 million and $1.8 million respectively, in 2004. Initial production of smartcards commenced in October 2003. Breakeven production volumes of our smartcard business were achieved in June 2004. Margins improved from 26% to 32% in our laminated cable operations. Material cost reduction efforts coupled with increased utilization of lower cost Mexico assembly and finishing capabilities contributed to improved gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.2 million in 2004, or 17 % of total revenues, and $13.1 million, or 20% of total revenues, for the comparable period in the prior year. Increases occurred in the following areas: commissions ($500,000) primarily due to volume, headcount for direct sales and China infra-structure ($250,000), and insurance and public company costs ($350,000).

Interest Income. Interest income was $84,000 in 2004 compared to $36,000 in 2003, and primarily consists of interest income on refunded tax payments and interest income on our cash balances and short-term investments.

Interest and Other Expense. Interest and other expense was $2.6 million in 2004 and $900,000 in 2003. Interest and other expense for 2004 includes $1.5 million related to amortized deferred financing costs and $343,000 for interest payable in common stock related to the issuance of our convertible subordinated notes in July 2003. The deferred financing costs are associated with the sale-leaseback of our Methuen facility, our loan agreement with our primary lender, and the sale of our convertible subordinated notes. The balance of the interest expense represents interest incurred on our short and long-term bank borrowings and deferred compensation.

Our loss from continuing operations before income taxes and the minority interest in our Chinese joint venture, Parlex Shanghai, was $327,000 in 2004 compared to $5.6 million in 2003. We own 90.1% of the equity interest in Parlex Shanghai and, accordingly, include Parlex Shanghai's results of operations, cash flows and financial position in our consolidated financial statements.

Income Taxes. Our effective tax rate benefit was approximately (17%) in 2004 compared to an effective tax rate of 118% in 2003. Our effective tax rate is impacted by the proportion of our estimated annual income being earned in domestic versus foreign tax jurisdictions, the generation of tax credits and the recording of any valuation allowance. As a result of our history of operating losses and uncertain future operating results, we determined that it is more likely than not that certain historic and current year income tax benefits would not be realized. Consequently, in 2003 we increased our valuation allowance by $8.8 million resulting in an effective tax rate of 118%. In 2004, we realized and recognized $317,000 of state and federal tax refunds, recognized $89,000 of federal refunds.

Loss from Discontinued Operations, Net. Our Multilayer operation has incurred losses since the collapse of the telecom infrastructure market in 2001. Over the past three years, we have attempted to replace this lost business primarily by targeting military and aerospace markets requiring North American manufacturing. Our strategy has sought to consolidate a highly fragmented market through focused sales activities and acquisition. Though we have had some success increasing revenues during the past three years, we have been unable to obtain enough manufacturing volume to offset our excess capacity and corresponding unabsorbed fixed costs. In March of 2005, we began exploring alternatives including possible sale of the Multilayer operation. In June 2005, we committed to a plan to sell our Multilayer business. Accordingly, we presented the results of this operation, $(7.7) million and $(7.4) million, net of tax, as a loss from discontinued operations, net, in the accompanying statements of operations for the years ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $5.4 million in cash and short-term investments.

Net cash used in operations during 2005 was $879,000. Net losses of $11.6 million after adjustment for depreciation and amortization, deferred income taxes, facility exit cost, interest payable in common stock, impairments and minority interest consumed $748,000 of operating cash. Working capital consumed $131,000 of cash. Cash used for working capital included $797,000 for inventory, $1.5 million for accounts receivable, offset by cash provided from increases in accounts payable of $1.2 million and $982,000 provided from refundable income taxes and other assets.

Net cash used in investing activities was $2.2 million in 2005. This was used to purchase capital equipment and other assets. Capital expenditures largely occurred in China and represent our investment in expanded volume capacity both in wet process circuit fabrication and finishing / assembly capabilities.

Cash provided by financing activities was $7.0 million during 2005. This included $4.2 million of net repayments and borrowings on our bank debt. During 2005, we received additional net proceeds totaling $2.3 million associated with the sale-leaseback of our Methuen manufacturing facility, of which $1.9 million was principal under a note receivable, $85,000 was interest income and $275,000 was payment under an earn-out provision. In December, 2004, we received $1.0 million from Infineon Technologies as a deposit for a 49% share in a joint venture agreement relating to our smart card operations. Upon closing of the joint venture, currently anticipated to occur in October 2005, Infineon shall contribute additional proceeds of $2.0 million. Closing is predicated on obtaining a business license for the joint venture company in the People's Republic of China and other customary closing conditions. Should we be unable to close the transaction, we are required to repay the $1.0 million deposit. Cash used in other financing activities was $285,000. This included dividends of $241,000 paid to our Series A Preferred stockholders.

Improved sales in the fourth quarter of fiscal 2005 significantly improved financial performance and resulted in cash generated from operations of $584,000. These increased sales, however, have also placed additional cash demands on working capital with growth in account receivables. The strong credit ratings of our large OEM and EMS customer base has allowed us to successfully finance this growth through asset based working capital lines of credit. In 2005, we established stand-alone financing for our China operations through a new line of credit with Bank of China that will allow us to continue financing our growth plans. In addition, we expanded our borrowing capacity under our domestic working capital line with Silicon Valley Bank to $12.0 million. See "Factors That May Affect Future Results" on page 30 of this Annual Report on Form 10-K.

Series A Convertible Preferred Stock - On May 7, 2004 and June 8, 2004, we completed a private placement of 40,625 shares of Series A Convertible Preferred Stock and warrants at $80.00 per unit for proceeds of approximately $3.0 million, net of issuance costs of approximately $300,000. For additional information relating to the Series A Convertible Preferred Stock, please see Note 10, Stockholder's Equity, in the Notes to Consolidated Financial Statements.

Loan and Security Agreement (the "Loan Agreement") - We executed the Loan Agreement with Silicon Valley Bank on June 11, 2003 and since that date have entered into eight amendments to the Loan Agreement. As amended, the Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of our assets. We may borrow up to $12.0 million based on a borrowing base of eligible accounts receivable plus the lessor of 20% of eligible inventory or $1.0 million. Borrowings may be used for working capital purposes only. The Loan Agreement allows us to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces our availability for borrowings under the Loan Agreement. As of June 30, 2005, we had a $1,000,000 letter of credit outstanding. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by our foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require us to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

As of June 30, 2005, we were in compliance with our financial covenants. At June 30, 2005, we had available borrowing capacity under the Loan Agreement of approximately $3.0 million. As the available borrowing capacity exceeded $750,000 at June 30, 2005, none of our cash balance was subject to restriction at June 30, 2005. The Loan Agreement is currently scheduled to mature on July 11, 2006.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement have been classified as current liabilities in the accompanying consolidated balance sheets as of June 30, 2005 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowings are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - Parlex (Shanghai) has entered into a number of short term borrowing arrangements with several lending institutions. A summary of the Parlex Shanghai term notes are as follows:

                                                                         2005            2004
                                                                         ----            ----

Due March 2006 at 5.58% and guaranteed by Parlex Interconnect         $2,537,000      $2,537,000
Due January 2006 at LIBOR plus 2.5% and guaranteed by Parlex Asia      1,500,000       1,500,000
Due June 2006 at 5.58% and guaranteed by Parlex Interconnect           1,269,000       1,269,000
Due March 2006 at 5.58% and guaranteed by Parlex Interconnect          1,027,000       1,027,000
Due April 2006 at 5.58% and guaranteed by Parlex Interconnect            725,000         725,000
Due March 2006 at 5.58% and guaranteed by Parlex Interconnect            604,000         604,000
Due August 2004 at 5.84% and guaranteed by Parlex Interconnect                 -       1,209,000
                                                                      ----------      ----------

Total Parlex Shanghai term notes                                      $7,662,000      $8,871,000
                                                                      ==========      ==========

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5.0 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5.0 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. Amounts outstanding as of June 30, 2005 totaled $2.4 million.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, we entered into a sale-leaseback transaction pursuant to which we sold our corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a total purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Promissory Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause (the "Earn Out"). In June 2004, we received $750,000 reducing the principal balance of the Promissory Note to $1.9 million. On February 25, 2005, the landlord sold the Methuen Facility and paid us the remaining principal balance due on the Promissory Note of $1.9 million and agreed to pay the sum of $675,000 in full settlement of the Earn Out. Pursuant to the terms of the sale of the Methuen Facility, $400,000 of the $675,000 was placed in escrow as security for certain of our remaining lease obligations.

As the repurchase option contained in the lease and the receipt of the Promissory Note from the buyer provide us with a continuing involvement in the Methuen Facility, we have accounted for the sale-leaseback of the Methuen Facility as a financing transaction. Accordingly, we continue to report the Methuen Facility as an asset and continue to record depreciation expense. We record all cash received under the transaction as a finance obligation. The Promissory Note and related interest thereon, and the $1,000,000 in additional cash under the terms of the Earn Out were recorded as an increase to the finance obligation as cash payments were received. We record the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option in June 30, 2015, we will reevaluate our accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

We recorded accrued interest payable on the Notes of $76,113 within stockholders' equity at June 30, 2005, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, we issued a total of 88,086 shares of common stock from October 2003 to April 2005 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in July 2005 as payment for the interest accrued at June 30, 2005.

The Notes contained a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1.035 million, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes that is being amortized to interest expense over the 4-year life of the Notes.

We have the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After July 28, 2006, the holder of any of the Notes may require us to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued. We have concluded that the Change of Control feature constitutes an embedded derivative, Accordingly, the increase or decrease in the fair value of the Change of Control feature is being recorded as an expense, which may fluctuate from period to period. Derivative expense of $93,750 relating to the Change of Control feature was recorded for the year ended June 30, 2005.

Payments Due Under Contractual Obligations - The following table summarizes the payments due under our contractual obligations at June 30, 2005, adjusted to include the cash commitments associated with the 7% convertible subordinated notes, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

                                                              Payments due by period
                                   ---------------------------------------------------------------------------
      Contractual                                   Less than         1 - 3           3 - 5         More than
      Obligations                     Total           1 year          years           years          5 years
      -----------                     -----         ---------         -----           -----         ---------

Long-term debt obligations         $16,777,127     $16,766,727     $    10,400     $         -     $         -

Capital lease obligations,
 including Methuen
 facility finance obligation        17,400,729       1,279,176       2,639,602       2,584,034      10,897,917

Operating leases, including
 Cranston Facility                   6,241,936       1,908,430       2,923,345       1,410,161               -

Deferred compensation                  687,980         212,000         328,514         147,466               -

Convertible sub-
 ordinated notes                     6,000,000               -               -       6,000,000               -
                                   -----------     -----------     -----------     -----------     -----------

Total                              $47,107,772     $20,166,333     $ 5,901,861     $10,141,661     $10,897,917
                                   ===========     ===========     ===========     ===========     ===========

In response to the worldwide downturn in the electronics industry, we have taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, we transferred our high volume automated surface mount assembly line from our Cranston, Rhode Island facility to China. In August 2004, we announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits that were previously manufactured by Delphi Corporation in its Irvine, California facility. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return us to profitability. In addition to disposing of our unprofitable Multilayer operation, our plans include the following actions:
1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from our domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding our products in the home appliance, cell phone and handheld devices, medical, military and aerospace, and electronic identification markets; and 4) continuing to monitor general and administrative expenses.

In fiscal years 2005, 2004 and 2003, we entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with additional financing to support our current working capital needs. Working capital requirements, particularly those to support the growth of our China operations, consumed $131,000 of a total $879,000 of cash used in operations during 2005. In September 2004, we secured a new $5.0 million asset based working capital agreement with the Bank of China which provides standalone financing for our China operations. In addition, in May and June of 2004 we received net proceeds of approximately $3.0 million from the sale of our Series A convertible preferred stock. In December 2004, we entered into a joint venture agreement and related agreements with Infineon Technologies Asia Pacific Pte Ltd. We received a $1.0 million deposit upon execution of the agreements, and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes. We anticipate closing this transaction in October 2005 (see Note 12, to the Notes to Consolidated Financial Statements).

Also in December 2004, we executed a loan modification with Silicon Valley Bank ("SVB") extending the term of our loan agreement with SVB to July 2006 and increasing the borrowing limit from $10.0 million to $12.0 million. In February 2005, the landlord for our Methuen, Massachusetts facility completed the sale of the property to a third party. Under the terms of the transaction, we received cash of approximately $2.2 million. The proceeds represented repayment of the outstanding financing we originally provided under the initial sale-leaseback transaction and a settlement of amounts due under terms of an earn-out provision (see Note 7, to the Notes to Consolidated Financial Statements). On August 18, 2005, we entered into a definitive agreement to sell certain assets of our Multilayer operation to Amphenol Corporation (See Note 3, Discontinued Operations, to the Notes to Consolidated Financial Statements). Our Multilayer operation has incurred losses since the collapse of the telecom infrastructure market in 2001. Over the past three years, we have attempted to replace this lost business primarily by targeting military and aerospace markets requiring North American manufacturing. Our strategy has sought to consolidate a highly fragmented market through focused sales activities and acquisition. Though we have had some success increasing revenues during the past three years, we have been unable to obtain enough manufacturing volume to offset our excess capacity and corresponding unabsorbed fixed costs. In March of 2005, we began exploring alternatives including possible sale of the Multilayer operation. We believe the sale of the Multilayer operation at this time will allow us to return to profitability more quickly and permit management to focus its attention on more rapidly growing portions of our business.

During the year ended June 30, 2005, we used cash in operations of approximately $879,000. We continue to evaluate alternative financing opportunities to further improve our liquidity and to fund working capital needs. We believe that our cash on hand, additional proceeds to be received from the sale of the Multilayer operation, proceeds to be received on closing of the Infineon joint venture transaction and the cash expected to be generated from operations will be sufficient to enable us to meet our operating obligations at least through September 2006. If we require additional or new external financing to repay or refinance our existing financing obligations or fund our working capital requirements, we believe that we will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on our operations. At June 30, 2005, we are in compliance, and expect to remain in compliance, with all of our financial covenants associated with our financing arrangements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for our first annual reporting period that begins after June 15, 2005. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations. We are presently evaluating the effect that SFAS No. 123R will have on our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The statements, analyses and other information contained or incorporated by reference in this Annual Report on Form 10-K relating to the future development of our business, the proposed Merger, the sale of the Multilayer operation, and the contingencies and uncertainties to which we may be subject, as well as other statements including "anticipate, "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on us and other future events, and constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause our actual results to differ materially and could affect the proposed Merger and other matters, they include risks relating to receiving the approval of two-thirds of the outstanding shares of our common stock, receiving required regulatory approvals, satisfying other conditions to the closing of the Merger and those risks enumerated below. We do not undertake, and specifically disclaim, any obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Failure to complete the Merger could negatively impact the market price of our common stock.

If the Merger is not completed for any reason, we will be subject to a number of material risks, including:

      * The market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the Merger will be completed;

      * Costs relating to the Merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination and expense reimbursement fees, must be paid even if the Merger is not completed and will be expensed in the fiscal period in which terminations occurs; and

      * The diversion of management's attention from our day-to-day business and the potential disruption to our employees and our relationships with suppliers during the period before the completion of the Merger, may make it difficult for us to regain our financial and market positions if the Merger does not occur.

If the Merger is not approved by our shareholders, we will not be permitted under Massachusetts law to complete the Merger and the Merger Agreement may be terminated by the parties. Following such termination, depending on the circumstances, we might be required to reimburse JE Holdings for up to $400,000 of expenses that JE Holdings has incurred in connection with the proposed Merger. Furthermore, if the Merger is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed Merger.

Until the Merger is completed or the Merger Agreement is terminated, we may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the Merger Agreement.

Unless or until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from entering into or soliciting, initiating, proposing, encouraging or facilitating any inquiries or proposals that may lead to a proposal or offer for an alternative transaction with any person or entity other than JE Holdings. As a result of these restrictions, we may not be able to enter into an alternative transaction at a more favorable price, if at all, without incurring potentially significant liability to JE Holdings.

Uncertainties associated with the Merger may cause Parlex to lose key personnel.

Our current and prospective employees may be uncertain about their future roles and relationship with us following the completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management and marketing and technical personnel.

If we cannot obtain additional financing when needed, we may experience a material adverse impact on our operations.

We may need to raise additional funds to finance our operations either through borrowings or further equity financing. We may not be able to raise additional capital when required on reasonable terms, or at all. The cash expected to be generated by our current operations may not be sufficient to enable us to meet our financing and operating obligations over the next twelve months based on current growth plans. If we cannot raise the required funds when needed, we may experience a material adverse impact on our operations.

Our business has been, and could continue to be, materially adversely affected as a result of general economic and market conditions.

We are subject to the effects of general global economic and market conditions. Our operating results have been materially adversely affected as a result of unfavorable economic conditions and reduced electronics industry spending on both a domestic and worldwide basis over the past few years. Though we have experienced some general market spending improvement during the most recently completed fiscal quarter, should market conditions not continue to improve, our business, results of operations or financial condition could continue to be materially adversely affected.

We have at times relied upon waivers from our lenders and amendments or modifications to our financing agreements to avoid any acceleration of our debt payments. In the event that we are not in compliance with our financial covenants in the future, we cannot be certain our lenders will grant us waivers or execute amendments on terms that are satisfactory to us. If such waivers are not received, our debt is immediately callable.

Since entering into our current loan arrangement with our primary lender, Silicon Valley Bank, in June of 2003, we have requested and received several waivers relating to our failure to comply with certain financial covenants under our loan arrangement. In conjunction with the waivers, we have also executed several modifications of our loan arrangement that have primarily resulted in easing our covenant compliance requirements, but have also increased our costs of borrowing. Although we do not believe Silicon Valley Bank will exercise any right it may have to immediately call our debt if we fail to comply with our financial covenants, we cannot guarantee that they will not do so. We are currently in compliance with all of our financial covenants, as amended.

The issuance of our shares upon conversion of outstanding convertible notes, conversion of preferred stock and upon exercise of outstanding warrants may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On July 28, 2003, we completed a private placement of our 7% convertible subordinated notes (and accompanying warrants) in an aggregate subscription amount of $6 million. The conversion price of the convertible notes and the exercise price of the warrants is $8.00 per share. In addition, on June 8, 2004, we completed a private placement of 40,625 shares of our Series A Convertible Preferred Stock (the "Preferred Stock") (and accompanying warrants), for $80.00 per share, or $3.25 million in the aggregate. Each share of Preferred Stock may be converted at any time at the option of the holder of the Preferred Stock for 10 shares of common stock, and the exercise price of the warrants is $8.00 per share. For additional information relating to the sale of the convertible subordinated notes and related warrants, please see Note 7, to the Notes to Consolidated Financial Statements. For additional information relating to the sale of Preferred Stock and related warrants, please see Note 10, to the Notes to Consolidated Financial Statements.

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

We have a substantial amount of indebtedness. As of June 30, 2005, we had approximately $30.7 million of consolidated debt of which $17.1 million is due within one year. Our substantial level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. Approximately 32% of our outstanding indebtedness bears interest at floating rates. As a result, our interest payment obligations on such indebtedness will increase if interest rates increase.

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

Our credit agreement and the Merger Agreement contain restrictive covenants that could adversely affect our business by limiting our flexibility.

Our credit agreement and the Merger Agreement impose restrictions that affect, among other things, our ability to incur additional debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our credit agreement also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under the relevant agreement. Upon the occurrence of a breach of our credit agreement, the lender could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our credit agreement and/or cease to provide additional revolving loans or letters of credit, which would have a material adverse effect on us. A breach of the covenants contained in the Merger Agreement could entitle JE Holdings to terminate the Merger Agreement.

We have incurred losses in each of the last three years, and we may continue to incur losses.

We incurred net losses in each of the last three fiscal years. We had net losses of $11.6 million in fiscal year 2005, $8.2 million in fiscal year 2004 and $19.5 million in fiscal year 2003. Our operations may not be profitable in the future.

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

Historically we have sold a substantial portion of our products to a limited number of customers. Our 20 largest customers based on sales accounted for approximately 61% of total revenues in fiscal year 2005, 52% of total revenues in fiscal year 2004, and 50% in fiscal year 2003.

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

We manufacture our products in seven facilities worldwide, including lower cost offshore locations such as China. However, a significant portion of our manufacturing is still performed domestically. Domestic manufacturing may be at a competitive disadvantage with respect to price when compared to lower cost facilities in Asia and other locations. While historically our competitors in these locations have produced less technologically advanced products, they continue to expand their capabilities. Further, we have targeted markets that have historically sought domestic manufacturing, including the military and aerospace markets. Should we be unsuccessful in maintaining our competitive advantage or should certain target markets also move production to lower cost offshore locations, our domestic sales will decline resulting in significant excess capacity and reduced gross margins.

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

We purchase the bulk of our raw materials, process chemicals and components from a limited number of outside sources. In fiscal year 2005, we purchased approximately 18% of our materials from Northfield Acquisition Co., doing business as Sheldahl, and DuPont, our two largest suppliers. We operate under tight manufacturing cycles with a limited inventory of raw materials. As a result, although there are alternative sources of the materials that we purchase from our existing suppliers, any unanticipated interruption in supply from Sheldahl or DuPont, or any significant increase in the prices of materials, chemicals or components, would have an adverse effect on our short-term operating results.

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

We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock any time in the foreseeable future. In addition, the Merger Agreement and our current financing agreements prohibit the payment of dividends. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. For the foreseeable future, we will use earnings from operations, if any, to finance our growth, and we will not pay dividends to our common stockholders. You should not rely on an investment in our common stock if you require dividend income. The only return on your investment in our common stock, if any, would most likely come from any appreciation of our common stock.

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

Interest Rate Risk

Our primary bank facility bears interest at our lender's prime rate plus 2.0%. We also have two subsidiary bank notes at LIBOR plus 2.5% and LIBOR plus 2.0%. The prime rate is affected by changes in market interest rates. These variable rate lending facilities create exposure for us relating to interest rate risk; however, we do not believe our interest rate risk to be material. As of June 30, 2005, we had an outstanding balance under our primary bank facility of $6,044,000 and an outstanding balance of $3,903,000 under our subsidiary note. A hypothetical 10% change in interest rates would impact interest expense by approximately $65,000 over the next fiscal year, and such amount would not have a material effect on our financial position, results of operations and cash flows.

The remainder of our long-term debt bears interest at fixed rates and is therefore not subject to interest rate risk.

Currency Risk

Sales of Parlex Shanghai, Parlex Interconnect, Parlex (Shanghai) Interconnect Technologies ("Parlex Technologies"), Poly-Flex Circuits Limited and Parlex (Europe) Limited are typically denominated in the local currency, which is also each company's functional currency. This creates exposure to changes in exchange rates. The changes in the Chinese/U.S. and U.K./U.S. exchange rates may positively or negatively impact our sales, gross margins and retained earnings. We do not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. Parlex Shanghai, Parlex Interconnect and Parlex Technologies had combined net assets as of June 30, 2005 of approximately $24.6 million. Poly-Flex
Circuits Limited and Parlex Europe had combined net assets as of June 30, 2005 of approximately $5.9 million. We believe that a 10% change in exchange rates would not have a significant impact upon our financial position, results of operation or outstanding debt. As of June 30, 2005, Parlex Shanghai and Parlex Interconnect had combined outstanding debt of approximately $8.3 million. As of June 30, 2005, Poly-Flex Circuits Limited had no outstanding debt.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Parlex Corporation
Methuen, Massachusetts

We have audited the accompanying consolidated balance sheets of Parlex Corporation and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parlex Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 28, 2005

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004
---------------------------------------------------------------------------


ASSETS                                            2005             2004

CURRENT ASSETS:
  Cash and cash equivalents                   $  5,440,062     $  1,626,275
  Accounts receivable - net of allowance
   for doubtful accounts of $1,296,609
   in 2005 and $1,337,299 in 2004               23,518,186       21,999,646
  Inventories                                   15,452,935       20,326,134
  Refundable income taxes                           41,487          380,615
  Deferred income taxes                             26,474           42,958
  Assets held for sale                           6,434,825                -
  Other current assets                           2,139,298        2,381,471
                                              ------------     ------------

      Total current assets                      53,053,267       46,757,099
                                              ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - NET             37,564,771       44,979,740

INTANGIBLE ASSETS - NET                             29,818           32,746

GOODWILL - NET                                   1,157,510        1,157,510

DEFERRED INCOME TAXES                               40,000           40,000

OTHER ASSETS - NET                               1,793,475        2,283,136
                                              ------------     ------------

TOTAL                                         $ 93,638,841     $ 95,250,231
                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt           $ 17,131,613     $ 12,861,077
  Accounts payable                              17,627,480       16,479,547
  Dividends payable                                 66,848           39,317
  Accrued liabilities                            5,917,158        4,277,587
                                              ------------     ------------

      Total current liabilities                 40,743,099       33,657,528
                                              ------------     ------------

LONG-TERM DEBT                                  13,523,109       10,534,679
                                              ------------     ------------

OTHER NONCURRENT LIABILITIES                       686,705        1,025,091
                                              ------------     ------------

MINORITY INTEREST IN PARLEX SHANGHAI               702,797          570,963
                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -
   1,000,000 shares authorized; 40,625
   shares issued and outstanding
   (aggregate liquidation preference
   of $3,316,848)                                   40,625           40,625
  Common stock, $.10 par value -
   30,000,000 shares authorized;
   6,475,302 shares issued and outstanding
   at June 30, 2005; 6,632,810 shares
   issued and 6,422,810 shares outstanding
   at June 30, 2004                                647,530          663,281
  Accrued interest payable in common stock          76,113           87,924
  Additional paid-in capital                    66,027,182       66,979,397
  Accumulated deficit                          (29,331,495)     (17,771,307)
  Accumulated other comprehensive income           523,176          499,675
  Less treasury stock, at cost - 210,000
   shares in 2004                                        -       (1,037,625)
                                              ------------     ------------
      Total stockholders' equity                37,983,131       49,461,970
                                              ------------     ------------

TOTAL                                         $ 93,638,841     $ 95,250,231
                                              ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------

                                                           2005             2004            2003

REVENUES                                              $ 105,857,189     $83,482,406     $ 64,159,737
                                                      -------------     -----------     ------------

OPERATING EXPENSES:
  Cost of products sold                                  86,878,201      67,079,379       55,781,499
  Selling, general and administrative expenses           16,369,391      14,219,677       13,103,626
                                                      -------------     -----------     ------------

TOTAL OPERATING EXPENSES                                103,247,592      81,299,056       68,885,125
                                                      -------------     -----------     ------------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS        2,609,597       2,183,350       (4,725,388)

INTEREST INCOME AND OTHER (EXPENSE)
  Interest income                                            64,486          84,494           36,338
  Interest and other expense                             (3,230,505)     (2,595,290)        (900,496)
                                                      -------------     -----------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND MINORITY INTEREST                        (556,422)       (327,446)      (5,589,546)

INCOME TAX (PROVISION) BENEFIT                             (155,080)         55,001       (6,589,583)
                                                      -------------     -----------     ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST                                         (711,502)       (272,445)     (12,179,129)

MINORITY INTEREST                                          (131,834)       (155,380)          14,621
                                                      -------------     -----------     ------------

LOSS FROM CONTINUING OPERATIONS                            (843,336)       (427,825)     (12,164,508)

LOSS FROM DISCONTINUED OPERATIONS
 (net of income tax benefit of $0, $0 and
 $468,919, respectively)                                (10,716,852)     (7,738,102)      (7,352,666)
                                                      -------------     -----------     ------------

NET LOSS                                              $ (11,560,188)    $(8,165,927)    $(19,517,174)
                                                      =============     ===========     ============

PREFERRED STOCK DIVIDENDS                                  (268,127)       (171,067)               -
                                                      -------------     -----------     ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $ (11,828,315)    $(8,336,994)    $(19,517,174)
                                                      =============     ===========     ============

BASIC AND DILUTED NET LOSS PER SHARE
 ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Loss from continuing operations                     $       (0.17)    $     (0.09)    $      (1.93)
  Loss from discontinued operations                           (1.66)          (1.22)           (1.16)
                                                      -------------     -----------     ------------

NET LOSS PER SHARE ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                  $       (1.83)    $     (1.31)    $      (3.09)
                                                      =============     ===========     ============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED               6,455,456       6,369,516        6,308,542
                                                      =============     ===========     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------


                                                                                  Accrued
                                                                                 Interest
                                   Preferred Stock          Common Stock        Payable In
                                  Shares     Amount      Shares      Amount    Common Stock
                                  ------     ------      ------      ------    ------------

BALANCE, JULY 1, 2002                  -          -    6,513,216    $651,321      $     -

Comprehensive loss:
  Net loss                             -          -            -           -            -
  Foreign currency
   translation adjustments,
   net of tax:                         -          -            -           -            -

  Comprehensive loss

  Issuance of common stock
   warrants                            -          -            -           -            -
  Exercise of stock options            -          -        9,000         900            -
                                  ------    -------    ---------    --------      -------

BALANCE, JUNE 30, 2003                 -          -    6,522,216     652,221            -

Comprehensive loss:
  Net loss                             -          -            -           -            -
  Foreign currency
   translation adjustments,
   net of tax:                         -          -            -           -            -

  Comprehensive loss

Fair value of beneficial
 conversion feature on 7%
 Convertible Subordinated Notes        -          -            -           -            -
Issuance of common stock
 warrants on 7% Convertible
 Subordinated Notes                    -          -            -           -            -
Issuance of common stock
 warrants in lieu of payment
 for services                          -          -            -           -            -
Exercise of common stock
 warrants                              -          -       75,000       7,500            -
Interest payable in
 common stock                          -          -            -           -       87,924
Interest paid in common stock          -          -       35,594       3,560            -
Issuance of Series A
 Preferred stock (net of
 issuance costs of $300,000)      40,625    $40,625            -           -            -
Fair value of common stock
 warrants issued to Series A
 Preferred Stock investors             -          -            -           -            -
Fair value of over-allotment
 rights granted to Series A
 Preferred Stock investors             -          -            -           -            -
Fair value of beneficial
 conversion feature on
 Series A Preferred Stock              -          -            -           -            -
Accretion of beneficial
 conversion feature on
 Series A Preferred Stock              -          -            -           -            -
Dividends accrued on Series
 A Preferred Stock                     -          -            -           -            -
                                  ------    -------    ---------    --------      -------

BALANCE, JUNE 30, 2004            40,625     40,625    6,632,810     663,281       87,924

Comprehensive loss:
  Net loss                             -          -            -           -            -
  Foreign currency
   translation adjustments,
   net of tax:                         -          -            -           -            -

  Comprehensive loss

Elimination of treasury stock
 due to change in law                  -          -     (210,000)    (21,000)           -
Interest payable in common stock       -          -            -           -      (11,811)
Interest paid in common stock          -          -       52,492       5,249            -
Dividends accrued on Series A
 Preferred Stock                       -          -            -           -            -
                                  ------    -------    ---------    --------      -------

BALANCE, JUNE 30, 2005            40,625    $40,625    6,475,302    $647,530     $ 76,113
                                  ======    =======    =========    ========     ========

See notes to consolidated financial statements.


PARLEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------


                                                   Retained       Accumulated
                                  Additional       Earnings          Other
                                   Paid-in       (Accumulated    Comprehensive      Treasury      Comprehensive
                                   Capital         Deficit)      Income (Loss)       Stock            Loss             Total
                                  ----------     ------------    -------------      --------      -------------        -----

BALANCE, JULY 1, 2002             $60,897,275    $  9,911,794      $(281,644)     $(1,037,625)                     $ 70,141,121

Comprehensive loss:
  Net loss                                  -     (19,517,174)             -                -     $(19,517,174)     (19,517,174)
  Foreign currency
   translation adjustments,
   net of tax:                              -               -        470,486                -          470,486          470,486
                                                                                                  ------------
  Comprehensive loss                                                                              $(19,046,688)
                                                                                                  ============
  Issuance of common stock
   warrants                           100,581               -              -                -                           100,581
  Exercise of stock options            51,630               -              -                -                            52,530
                                  -----------    ------------      ---------      -----------                      ------------

BALANCE, JUNE 30, 2003             61,049,486      (9,605,380)       188,842       (1,037,625)                       51,247,544

Comprehensive loss:
  Net loss                                  -      (8,165,927)             -                -     $ (8,165,927)      (8,165,927)
  Foreign currency
   translation adjustments,
   net of tax:                              -               -        310,833                -          310,833          310,833
                                                                                                  ------------
  Comprehensive loss                                                                              $ (7,855,094)
                                                                                                  ============
Fair value of beneficial
 conversion feature on 7%
 Convertible Subordinated Notes     1,035,016               -              -                -                         1,035,016
Issuance of common stock
 warrants on 7% Convertible
 Subordinated Notes                 1,035,016               -              -                -                         1,035,016
Issuance of common stock
 warrants in lieu of payment
 for services                         145,932               -              -                -                           145,932
Exercise of common stock
 warrants                             592,500               -              -                -                           600,000
Interest payable in
 common stock                               -               -              -                -                            87,924
Interest paid in common stock         251,389               -              -                -                           254,949
Issuance of Series A
 Preferred stock (net of
 issuance costs of $300,000)        2,327,375               -              -                -                         2,368,000
Fair value of common stock
 warrants issued to Series A
 Preferred Stock investors            486,000               -              -                -                           486,000
Fair value of over-allotment
 rights granted to Series A
 Preferred Stock investors             96,000               -              -                -                            96,000
Fair value of beneficial
 conversion feature on
 Series A Preferred Stock            (131,750)              -              -                -                          (131,750)
Accretion of beneficial
 conversion feature on
 Series A Preferred Stock             131,750               -              -                -                           131,750
Dividends accrued on Series
 A Preferred Stock                    (39,317)              -              -                -                           (39,317)
                                  -----------    ------------      ---------      -----------                      ------------

BALANCE, JUNE 30, 2004             66,979,397     (17,771,307)       499,675       (1,037,625)                       49,461,970

Comprehensive loss:
  Net loss                                  -     (11,560,188)             -                -     $(11,560,188)     (11,560,188)
  Foreign currency
   translation adjustments,
   net of tax:                              -               -         23,501                -           23,501           23,501
                                                                                                  ------------
  Comprehensive loss                                                                              $(11,536,687)
                                                                                                  ============
Elimination of treasury stock
 due to change in law              (1,016,625)              -              -        1,037,625                                 -
Interest payable in common stock            -               -              -                -                -          (11,811)
Interest paid in common stock         332,537               -              -                -                           337,786
Dividends accrued on Series A
 Preferred Stock                     (268,127)              -              -                -                          (268,127)
                                  -----------    ------------      ---------      -----------                      ------------

BALANCE, JUNE 30, 2005            $66,027,182    $(29,331,495)     $ 523,176      $         -                      $ 37,983,131
                                  ===========    ============      =========      ===========                      ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------


                                                                                         2005             2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(11,560,188)    $ (8,165,927)    $(19,517,174)
                                                                                    ------------     ------------     ------------
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation of property, plant and equipment                                      5,722,858        5,476,718        6,462,860
    Deferred income taxes                                                                 16,484          270,151        6,136,006
    Amortization of deferred loss on sale-leaseback,
     deferred financing costs and intangible assets                                    1,132,720        1,015,856           50,290
    Facility exit costs                                                                        -          (16,943)               -
    Interest payable in common stock                                                     325,975          342,872                -
    Loss on property, plant and equipment                                                 10,457                -          621,052
    Impairment of property, plant and equipment
     of Multilayer business                                                            3,471,159                -                -
    Gain on sale of China land use rights                                                      -          (86,531)               -
    Minority interest                                                                    131,834          155,380          (14,621)
    Changes in current assets and liabilities:
      Accounts receivable - net                                                       (1,501,828)      (7,988,277)       3,929,857
      Inventories                                                                       (797,446)      (3,089,396)         594,604
      Refundable income taxes                                                            367,328         (101,234)       1,530,721
      Other assets                                                                       615,707         (803,198)         488,248
      Accounts payable and accrued liabilities                                         1,185,622        1,596,760         (101,863)
                                                                                    ------------     ------------     ------------
        Net cash (used in) provided by operating activities                             (879,318)     (11,393,769)         179,980
                                                                                    ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of China land use rights                                                                -        1,179,145                -
  Net proceeds from sale-leaseback of Poly-Flex facility                                       -                -        2,927,213
  Additions to property, plant, equipment and other assets                            (2,294,258)      (2,476,939)      (2,244,008)
                                                                                    ------------     ------------     ------------
        Net cash (used in) provided by investing activities                           (2,294,258)      (1,297,794)         683,205
                                                                                    ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loans                                                           103,325,676       66,330,752       23,063,796
  Payment of bank loans                                                              (99,101,136)     (63,178,573)     (29,305,450)
  Proceeds from Methuen facility sale-leaseback note receivable                        1,900,000          750,000        5,019,219
  Proceeds from Methuen facility sale-leaseback earnout provision                        275,000                -                -
  Cash received for interest on Methuen facility sale-leaseback note receivable           85,372          134,712                -
  Payment of Methuen facility sale-leaseback financing obligation                       (192,185)        (309,064)               -
  Payment of capital lease                                                              (108,346)         (38,544)               -
  Proceeds from other notes payable                                                      179,249                -                -
  Repayment of other notes payable                                                      (116,028)               -                -
  Dividend paid to Series A Preferred Stock investors                                   (240,597)               -                -
  Receipt of joint venture deposit                                                     1,000,000                -                -
  Proceeds from convertible notes, net of issuance costs of approximately $674,000             -        5,513,697                -
  Proceeds from Series A Preferred Stock issuance, net of
   issuance costs of approximately $300,000                                                    -        2,950,000                -
  Exercise of common stock warrants                                                            -          600,000                -
  Exercise of stock options                                                                    -                -           52,530
                                                                                    ------------     ------------     ------------
        Net cash provided by (used in) financing activities                            7,007,005       12,752,980       (1,169,905)
                                                                                    ------------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (19,642)          51,335          35,218
                                                                                    ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,813,787          112,752         (271,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,626,275        1,513,523        1,785,025
                                                                                    ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $  5,440,062     $  1,626,275     $  1,513,523
                                                                                    ============     ============     ============

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Property, plant, equipment and other asset purchases
   financed under capital lease obligations, long-term
   debt and accounts payable                                                        $    240,384     $    822,439     $    148,806
                                                                                    ============     ============     ============
  Interest payable in common stock                                                  $    325,975     $    342,872     $          -
                                                                                    ============     ============     ============
  Accrual of Series A Preferred Stock dividends                                     $     66,848     $     39,317     $          -
                                                                                    ============     ============     ============
  Cash paid for interest on debt                                                    $  1,854,914     $  1,371,000     $    767,000
                                                                                    ============     ============     ============
  Sale-leaseback earnout proceeds placed in escrow                                  $    400,000     $          -     $          -
                                                                                    ============     ============     ============
  Issuance of stock warrants in connection with
   issuance of convertible notes                                                    $          -     $  1,180,948     $          -
                                                                                    ============     ============     ============
  Beneficial conversion feature associated with
   convertible notes                                                                $          -     $  1,035,016     $          -
                                                                                    ============     ============     ============
  Issuance of stock warrants in connection with issuance
   of Series A Preferred Stock                                                      $          -     $    486,000     $          -
                                                                                    ============     ============     ============
  Issuance of over-allotment rights in connection with
   issuance of Series A Preferred Stock                                             $          -     $     96,000     $          -
                                                                                    ============     ============     ============
  Beneficial conversion feature associated with Series A Preferred Stock            $          -     $    131,750     $          -
                                                                                    ============     ============     ============
  Issuance of stock warrants in connection with bank debt                           $          -     $          -     $    100,581
                                                                                    ============     ============     ============

See notes to consolidated financial statements.

PARLEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------

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

Potential Sale of Company - Also on August 18, 2005, the Company entered into an Agreement and Plan of Merger with Johnson Electric Holdings Limited, a corporation organized under the laws of Bermuda ("JE Holdings"), J.E.C. Electronics Sub One, Inc., a Massachusetts corporation that is wholly-owned by one or more wholly-owned subsidiaries of JE Holdings ("Merger Sub One") and J.E.C. Electronics Sub Two, Inc., a Massachusetts corporation that is wholly-owned by Merger Sub One ("Merger Sub Two") (See
Note 19).

Basis of Presentation - As shown in the consolidated financial statements, the Company incurred net losses of $11,560,188, $8,165,927 and $19,517,174 and used $879,318 and $11,393,769 in cash from operations and generated $179,980 in cash from operations for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, the Company had an accumulated deficit of $29,331,495 at June 30, 2005. As of June 30, 2005, the Company had a cash balance of $5,440,062.

In response to the worldwide downturn in the electronics industry, management has taken a series of actions to reduce operating expenses and to restructure operations, consisting primarily of reductions in workforce and consolidation of manufacturing operations. During 2004, the Company transferred its high volume automated surface mount assembly line from its Cranston, Rhode Island facility to the People's Republic of China. In August 2004, the Company announced a new strategic relationship with Delphi Corporation to supply all multilayer flex and rigid flex circuits that were previously manufactured by Delphi Corporation in its Irvine, California facility. Management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow and return the Company to profitability. In addition to disposing of the Company's unprofitable Multilayer operation, management's plans include the following actions: 1) continuing to consolidate manufacturing facilities; 2) continuing to transfer certain manufacturing processes from the Company's domestic operations to lower cost international manufacturing locations, primarily those in the People's Republic of China; 3) expanding the Company's products in the home appliance, cell phone and handheld devices, medical, military and aerospace, and electronic identification markets; and
4) continuing to monitor general and administrative expenses.

In fiscal years 2005, 2004 and 2003, management entered into a series of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with additional financing to support its current working capital needs. Working capital requirements, particularly those to support the growth of the Company's China operations, consumed $131,000 of a total $879,000 of cash used in operations during 2005. In September 2004, the Company secured a new $5.0 million asset based working capital agreement with the Bank of China which provides standalone financing for its China operations. In addition, in May and June of 2004 the Company received net proceeds of approximately $3.0 million from the sale of its Series A convertible preferred stock. In December 2004, the Company entered into a joint venture agreement and related agreements with Infineon Technologies Asia Pacific Pte Ltd. The Company received a $1.0 million deposit upon execution of the agreements, and will receive an additional $2.0 million once certain People's Republic of China government approvals are received for the new joint venture company and the transaction closes. The Company anticipates closing this transaction in October 2005 (see Note 12).

Also in December 2004, the Company executed a loan modification with Silicon Valley Bank ("SVB") extending the term of its loan agreement with SVB to July 2006 and increasing the borrowing limit from $10.0 million to $12.0 million. In February 2005, the landlord for the Company's Methuen, Massachusetts facility completed the sale of the property to a third party. Under the terms of the transaction, the Company received cash of approximately $2.2 million. The proceeds represented repayment of the outstanding financing the Company originally provided under the initial sale-leaseback transaction and a settlement of amounts due under terms of an earn-out provision (see Note
7).

On August 18, 2005, the Company entered into a definitive agreement to sell certain assets of its Multilayer operation to Amphenol Corporation (See
Note 3). The Company's Multilayer operation has incurred losses since the collapse of the telecom infrastructure market in 2001. Over the past three years, the Company has attempted to replace this lost business primarily by targeting military and aerospace markets requiring North American manufacturing. The Company's strategy has sought to consolidate a highly fragmented market through focused sales activities and acquisition. Though the Company has had some success increasing revenues during the past three years, the Company has been unable to obtain enough manufacturing volume to offset its excess capacity and corresponding unabsorbed fixed costs. In March of 2005, the Company began exploring alternatives including possible sale of the Multilayer operation. Management believes the sale of the Multilayer operation at this time, will allow it to return to profitability more quickly and permit management to focus its attention on more rapidly growing portions of its business.

During the year ended June 30, 2005, the Company used cash in operations of approximately $879,000. Management continues to evaluate alternative financing opportunities to further improve its liquidity and to fund working capital needs. Management believes that the Company's cash on hand, proceeds to be received from the sale of the Multilayer operation, proceeds to be received on closing of the Infineon joint venture transaction and the cash expected to be generated from operations will be sufficient to enable the Company to meet its operating obligations at least through September 2006. If the Company requires additional or new external financing to repay or refinance its existing financing obligations or fund its working capital requirements, the Company believes that it will be able to obtain such financing. Failure to obtain such financing may have a material adverse impact on the Company's operations. At June 30, 2005, the Company is in compliance, and expects to remain in compliance, with all of its financial covenants associated with its financing arrangements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Parlex, its wholly-owned subsidiaries and its 90.1% investment in Parlex (Shanghai) Circuit Co., Ltd. ("Parlex Shanghai") (see Note 12). All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Management's estimates are primarily based on historical experience. Estimates include reserves for accounts receivables, inventory, discontinued operations, deferred taxes, assets held for sale, useful lives of property, plant, and equipment, certain variables used to value stock options and warrants, certain accrued liabilities including self-insured health insurance claims, and the Company's effective tax rate. The self-insured health claims are subject to certain individual and aggregate stop loss limits. Actual results could differ from those estimates.

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

At June 30, inventories consisted of:


                                2005            2004

Raw materials               $ 6,897,013     $ 8,729,132
Work in process               6,858,527       9,444,722
Finished goods                4,451,970       5,049,796
                            -----------     -----------

Total cost                   18,207,510      23,223,650
Reserve for obsolescence     (2,754,575)     (2,897,516)
                            -----------     -----------
Inventory, net              $15,452,935     $20,326,134
                            ===========     ===========

Inventories of $5.7 million related to discontinued operations (see Note 3) at June 30, 2005 are included in assets held for sale in the consolidated balance sheets.

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

At June 30, property, plant and equipment consisted of:


                                                       2005             2004

Land and land improvements                         $    589,872     $    589,872
Buildings                                            18,543,295       18,543,295
Machinery and equipment                              38,872,764       64,348,226
Leasehold improvements and other                      7,007,207        6,695,173
Construction in progress                              4,497,842        2,902,141
                                                   ------------     ------------

Total cost                                           69,510,980       93,078,707
Less: accumulated depreciation and amortization     (31,946,209)     (48,098,967)
                                                   ------------     ------------
Property, plant and equipment, net                 $ 37,564,771     $ 44,979,740
                                                   ============     ============

Depreciation and amortization expense was $5,550,000, $5,805,000 and $6,489,000 for years ended June 30, 2005, 2004 and 2003, respectively.

An additional $760,000 of equipment related to the discontinued operations (see Note 3) at June 30, 2005 is included in assets held for sale in the consolidated balance sheet.

Goodwill and Other Intangible Assets - The Company recorded goodwill in connection with its acquisition of a 40% interest in Parlex Shanghai (see
Note 12), and its 1999 acquisition of Parlex-Dynaflex ("Dynaflex"). The Company accounts for goodwill under the provisions of SFAS No.142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. In accordance with the guidelines in SFAS No. 142, the Company determined it has one reporting unit. The Company evaluates goodwill for impairment by comparing Parlex's market capitalization, as adjusted for a control premium, to its recorded net asset value. If the Company's market capitalization, as adjusted for a control premium, is less than its recorded net asset value, the Company will further evaluate the implied fair value of its goodwill with the carrying amount of the goodwill, as required by SFAS No. 142, and the Company will record an impairment charge against the goodwill, if required, in its results of operations in the period such determination was made. Since Parlex's market capitalization, as adjusted, exceeded its recorded net asset value upon adoption of SFAS No. 142 and at the subsequent annual impairment analysis dates, the Company has concluded that no impairment adjustments were required at the time of adoption or at the annual impairment analysis date. The carrying value of the goodwill was $1,157,510 at June 30, 2005 and 2004.

Accumulated Other Comprehensive Loss - The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. In 2005, 2004 and 2003, changes in balances of accumulated other comprehensive income (loss) are due to foreign currency translation adjustments.

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

Research and Development - Research and development costs are expensed as incurred and amounted to approximately $6.0, $6.1 and $5.5 million for the years ended June 30, 2005, 2004 and 2003, respectively. These amounts are reflected in the Company's cost of products sold.

Stock-Based Compensation - The Company accounts for stock-based compensation to employees and nonemployee directors in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation associated with stock awards to employees and directors is determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured and the price the employee or director must pay to exercise the award. The measurement date for employee awards is generally the date of grant. SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

Had the Company used the fair-value method to measure compensation, the Company's net loss and basic and diluted net loss per share would have been as follows at June 30:


                                                                2005             2004            2003

Net loss attributable to common stockholders                $(11,828,315)    $(8,336,994)    $(19,517,174)
Add stock-based compensation expense
 included in reported net loss                                         -               -                -
Deduct stock-based compensation expense
 determined under the fair-value method                         (370,562)       (620,441)        (717,683)
                                                            ------------     -----------     ------------
Net loss attributable to common stockholders - pro forma    $(12,198,877)    $(8,957,435)    $(20,234,857)
                                                            ============     ===========     ============

Basic and diluted net loss per share - as reported          $      (1.83)    $     (1.31)    $      (3.09)
Basic and diluted net loss per share - pro forma                   (1.89)          (1.41)           (3.21)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used to apply this option-pricing model are as follows:


                                              2005         2004         2003

Average risk-free interest rate            3.0%         2.4 %        2.6 %
Expected life of option grants             3.5 years    3.5 years    3.5 years
Expected volatility of underlying stock    69%          73%          67%
Expected dividend rate                     None         None         None

The weighted-average fair value of options granted in 2005, 2004 and 2003 was $2.98, $4.44, and $5.53, respectively.

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

Net loss Per Share - Basic net loss per share is calculated using the weighted-average number of common shares outstanding during the year. Diluted net loss per share is calculated using the weighted-average number of common shares and common share equivalents resulting from outstanding options and warrants except where such items would be antidilutive.

The net loss attributable to common stockholders for each period is as follows:


                                                                               2005            2004             2003

Net loss                                                                  $(11,560,188)    $(8,165,927)    $(19,517,174)
Dividends accrued on Series A Preferred Stock                                 (268,127)        (39,317)               -
Accretion of beneficial conversion feature on Series A Preferred Stock               -        (131,750)               -
                                                                          ------------     -----------     ------------
Net loss attributable to common stockholders                              $(11,828,315)    $(8,336,994)    $(19,517,174)
                                                                          ============     ===========     ============

A reconciliation between shares used for computation of basic and dilutive net loss per share is as follows:


                                                    2005         2004         2003

Shares for basic computation                     6,455,456    6,369,516    6,308,542
Effect of dilutive stock options and warrants            -            -            -
                                                 ---------    ---------    ---------

Shares for dilutive computation                  6,455,456    6,369,516    6,308,542
                                                 =========    =========    =========

Antidilutive shares were not included in the per-share calculations for the years ended 2005, 2004 and 2003 due to the reported net losses for those years. Antidilutive shares totaled approximately 1,150,150; 1,052,000 and 533,000 in 2005, 2004 and 2003, respectively. All antidilutive shares relate to outstanding stock options except for 484,625 antidilutive shares in 2005 and 2004, and 25,000 antidilutive shares in 2003 relating to warrants issued in connection with certain debt and equity financings (see
Note 10).

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

Reclassifications - Certain prior period amounts have been reclassified to conform to the current year presentation, primarily due to discontinued operations.

Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company's first annual reporting period that begins after June 15, 2005. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations. The Company is presently evaluating the effect that SFAS No. 123R will have on its consolidated financial statements.

3.    DISCONTINUED OPERATIONS

On June 30, 2005, the Company committed to sell certain productive assets and backlog relating to its flex-circuit military / aerospace / industrial business (the "Multilayer operation"). Accordingly, the Multilayer operation has been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

On August 17, 2005, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") consummating the sale of the open purchase orders (the "Purchase Orders") and associated tooling, data, product drawings and files relating to the Multilayer operation for $1,551,500 and the assumption of certain liabilities related thereto at closing. The Asset Purchase Agreement further provides that the buyer (i) may acquire, in its sole discretion, some or all of the equipment related to the Multilayer Business for a purchase price of up to $816,903 and (ii) shall purchase from Parlex in the future all raw materials, components, hardware, packaging materials, semi finished products and work in progress that are necessary to manufacture the multilayer product for the Purchase Orders.

Under the terms of the Asset Purchase Agreement, the Company may provide certain transition assistance including, but not limited to, continuation of certain manufacturing activities as requested by the buyer under a contract manufacturing arrangement to assist in the completion of the Purchase Orders. The transition period is not to exceed ninety (90) days following the closing. Under terms of the agreement, Parlex agreed to a three year non-compete for manufacture and sale of multilayer circuits in the military, aerospace, and industrial markets.

In connection with the sale of the Multilayer operation, the Company conducted a review of the Multilayer Business' assets as of June 30, 2005 and concluded that the carrying value of inventory exceeded its net realizable value by approximately $1.9 million and the carrying value of property and equipment exceeded its fair value less costs to sell by approximately $3.5 million as of that date. Accordingly, the Company recorded total asset write-downs of approximately $5.4 million in the year ended June 30, 2005 relating to its Multilayer Business, which are recorded in the loss from discontinued operations in the consolidated statements of operations.

Summary operating results of the Multilayer operation are as follows:


                                                               2005            2004            2003

Revenues                                                  $ 16,170,667     $12,056,535     $18,661,414
                                                          ============     ===========     ===========

Loss from discontinued operations                         $(10,716,852)    $(7,738,102)    $(7,821,585)
Income tax benefit on loss from
 discontinued operations                                             -               -         468,919
                                                          ------------     -----------     -----------
Loss from discontinued operations, net of income taxes    $(10,716,852)    $(7,738,102)    $(7,352,666)
                                                          ============     ===========     ===========

As of June 30, 2005, the Company had assets held for sale of approximately $6.4 million representing inventory of $5.7 million and equipment of $760,000.

4.    INTANGIBLE ASSETS, NET

Intangible assets at June 30 consisted of:


                              2005         2004

Patents                     $ 58,560     $ 58,560
Accumulated amortization     (28,742)     (25,814)
                            --------     --------

Intangible assets, net      $ 29,818     $ 32,746
                            ========     ========

The Company has reassessed the remaining useful lives of the intangible assets, which consist only of patent costs, at June 30, 2005 and determined the useful lives are appropriate in determining amortization expense. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $2,928, $4,645 and $25,822, respectively.

The estimated amortization expense, for each of the fiscal years subsequent to June 30, 2005 is as follows:


                  Amortization Expense
                  --------------------
                        Patents
                        -------

2006                    $ 2,928
2007                      2,928
2008                      2,928
2009                      2,928
2010                      2,928
Thereafter               15,178
                        -------

Total                   $29,818
                        =======

5.    OTHER ASSETS

Other assets at June 30 consisted of:


                                                                                  2005           2004

Deferred loss on sale-leaseback of Poly-Flex Facility, net                     $  812,842     $1,087,606
Deferred financing costs on sale-leaseback of Methuen facility (see Note 7)       463,575        361,700
Deferred financing costs on the Loan and Security Agreement (see Note 7)          360,346        267,722
Deferred financing costs on Convertible Subordinated Notes (see Note 7)           673,930        673,930
Other                                                                              91,702        160,650
                                                                               ----------     ----------
Total cost                                                                      2,402,395      2,551,608
Less: accumulated amortization                                                   (608,920)      (268,472)
                                                                               ----------     ----------
Total Other Assets, net                                                        $1,793,475     $2,283,136
                                                                               ==========     ==========

In 2003, Poly-Flex sold its operating facility in Cranston, Rhode Island and entered into a five-year lease of the Poly-Flex Facility with the buyer. The Company did not record an immediate loss on the transaction since the fair value of the Poly-Flex Facility exceeded the net book value of the facility at the time of sale. However, approximately $1.374 million of excess net book value over the sales price was recorded as a deferred loss and included in Other Assets - Net on the consolidated balance sheets. The deferred loss is being amortized to lease expense over the five-year lease term. Amortization of the deferred loss, reported as a component of rent expense, for the years ended June 30, 2005, 2004 and 2003 was $274,764, $274,764 and $11,448, respectively.

Amortization of deferred financing costs for the years ended June 30, 2005, 2004 and 2003 was $340,448, $266,710 and $1,762, respectively.

6.    ACCRUED LIABILITIES

Accrued liabilities at June 30 consisted of:


                                    2005          2004

Payroll and related expenses     $1,588,294    $1,139,867
Professional fees                   448,487       151,030
Facility exit costs                 128,990       136,952
Accrued health insurance            358,037       399,922
Commissions                         757,465       639,336
Deposit from customers            1,039,473             -
Other                             1,596,412     1,810,480
                                 ----------    ----------

Total                            $5,917,158    $4,277,587
                                 ==========    ==========

In June 2002, management committed to a plan to consolidate, exit and relocate certain of its manufacturing operations and accrued $1,480,000 related to these exit activities at June 30, 2002. In January 2003, upon exiting the facility, the Company wrote-down the value of the leasehold improvements at its Salem, New Hampshire facility to zero to reflect its abandonment of such assets. The Company's lease agreement, for which certain costs were accrued under this plan, was scheduled to terminate on June 30, 2007. However, in June 2003, the Company exercised its right to terminate the lease early as of June 30, 2004 and paid the related lease early termination fee.

The following is a summary of the facility exit costs activity during 2003, 2004 and 2005:


                                   Facility                    2003 Activity                    Facility
                                  Exit Costs     ----------------------------------------      Exit Costs
                                   Accrued         Cash           Asset         Change          Accrued
                                June 30, 2002    Payments      Write-offs    in Estimates    June 30, 2003
                                -------------    --------      ----------    ------------    -------------

Lease costs                       $  656,000     $(216,145)    $       -        $     -         $439,855
Leasehold improvements               573,767             -      (573,767)             -                -
Facility refurbishment costs         141,233             -             -          2,433          143,666
Lease termination penalty            109,000      (106,567)            -         (2,433)               -
                                  ----------     ---------     ---------        -------         --------
Total                             $1,480,000     $(322,712)    $(573,767)       $     -         $583,521
                                  ==========     =========     =========        =======         ========


                                   Facility                    2004 Activity                    Facility
                                  Exit Costs     ----------------------------------------      Exit Costs
                                   Accrued         Cash           Asset         Change          Accrued
                                June 30, 2003    Payments      Write-offs    in Estimates    June 30, 2004
                                -------------    --------      ----------    ------------    -------------

Lease costs                       $439,855       $(456,798)    $      -         $16,943         $      -
Facility refurbishment costs       143,666          (6,714)           -               -          136,952
                                  --------       ---------     --------         -------         --------
Total                             $583,521       $(463,512)    $      -         $16,943         $136,952
                                  ========       =========     ========         =======         ========

During fiscal 2004, lease costs of $456,798 for the Salem, New Hampshire facility, consisting of rent expense and utilities for the period July 1, 2003 through June 30, 2004, were paid and charged to the facility exit costs accrual.


                                   Facility                    2005 Activity                    Facility
                                  Exit Costs     ----------------------------------------      Exit Costs
                                   Accrued         Cash           Asset         Change          Accrued
                                June 30, 2004    Payments      Write-offs    in Estimates    June 30, 2005
                                -------------    --------      ----------    ------------    -------------

Facility refurbishment costs      $136,952       $(7,962)      $       -        $      -        $128,990

During fiscal 2005, refurbishment costs of $7,962 were paid and charged to the facility exit costs accrual. The remaining accrued facility exit costs at June 30, 2005 represents the estimated costs to refurbish the facility. The Company expects to pay the balance of the accrued facility exit costs by the end of fiscal 2006.

7.    INDEBTEDNESS

Long-term debt at June 30 consisted of:


                                                                2005           2004

Loan and Security Agreement                                 $ 6,044,340    $ 3,618,091
Parlex Shanghai term notes                                    7,662,569      8,870,792
Parlex Interconnect term note                                   604,120              -
Parlex Asia banking facility                                  2,402,501              -
Finance obligation on sale-leaseback of Methuen Facility      8,377,432      5,909,245
Convertible Subordinated Notes                                5,015,609      4,404,351
Other                                                           548,151        593,277
                                                            -----------    -----------
Total long-term debt                                         30,654,722     23,395,756
Less: current portion of long-term debt                      17,131,613     12,861,077
                                                            -----------    -----------
Long-term debt                                              $13,523,109    $10,534,679
                                                            ===========    ===========

A summary of the current portion of our long-term debt described above is as follows:


                                                                2005           2004

Loan and Security Agreement                                 $ 6,044,340    $ 3,618,091
Parlex Shanghai term notes                                    7,662,569      8,870,792
Parlex Interconnect term note                                   604,120              -
Parlex Asia banking facility                                  2,402,501              -
Finance obligation on sale-leaseback of Methuen Facility        153,685        263,849
Convertible Subordinated Notes                                   93,750              -
Other                                                           170,648        108,345
                                                            -----------    -----------

Total current portion of long-term debt                     $17,131,613    $12,861,077
                                                            ===========    ===========

The scheduled maturities for long-term debt, excluding sale lease back and capital lease obligations, at June 30, 2005 are $17,131,613 in fiscal year 2006, $313,969 in fiscal 2007, $5,338,549 in fiscal 2008 and $413,523 in fiscal 2009.

Interest paid during the years ended June 30, 2005, 2004 and 2003 was approximately $1,854,914, $1,371,000 and $767,000, respectively.

The weighted average interest rate on the Company's short-term borrowings as of June 30, 2005 and 2004 is 6.379% and 5.561%, respectively.

Loan and Security Agreement (the "Loan Agreement") - The Company executed the Loan Agreement with Silicon Valley Bank on June 11, 2003 and since that date has entered into eight amendments to the Loan Agreement. As amended, the Loan Agreement provided Silicon Valley Bank with a secured interest in substantially all of the Company's assets. The Company may borrow up to $12,000,000, based on a borrowing base of eligible accounts receivable plus the lessor of 20% of eligible inventory or $1.0 million. Borrowings may be used for working capital purposes only. The Loan Agreement allows the Company to issue letters of credit, enter into foreign exchange forward contracts and incur obligations using the bank's cash management services up to an aggregate limit of $1,000,000, which reduces the Company's availability for borrowings under the Loan Agreement. As of June 30, 2005, the Company had a $1,000,000 letter of credit outstanding. The Loan Agreement contains certain restrictive covenants, including but not limited to, limitations on debt incurred by its foreign subsidiaries, acquisitions, sales and transfers of assets, and prohibitions against cash dividends, mergers and repurchases of stock without prior bank approval. The Loan Agreement also has financial covenants, which among other things require the Company to maintain $750,000 in minimum cash balances or excess availability under the Loan Agreement.

On December 22, 2004, the Company executed a Seventh Loan Modification Agreement (the "Seventh Modification Agreement") with Silicon Valley Bank. The Seventh Modification Agreement increased the Company's maximum borrowings to $12.0 million based upon a borrowing base of eligible accounts receivable plus the lesser of 20% of eligible inventory or $1.0 million. The Seventh Modification Agreement reduced the interest rate on borrowings to the bank's prime rate (6.00% at June 30, 2005) plus 2.00% (decreasing to prime plus 1.25% after two consecutive quarters of positive operating income and to prime plus 0.50% after two consecutive quarters of positive net income, respectively). The Seventh Modification Agreement changed the EBITDA requirement to $500,000 on a three month trailing basis as of the period ending December 31, 2004 and each month thereafter until May 31, 2005 and to $750,000 on a three month trailing basis as of the period ended June 30, 2005 and each month thereafter. The Seventh Modification Agreement also extended the maturity date of the Loan Agreement from July 11, 2005 to July 11, 2006. On May 10, 2005, the Company executed an Eighth Loan Modification Agreement (the "Eighth Modification Agreement") with Silicon Valley Bank. The Eighth Modification Agreement changed the EBITDA requirement to $1.00 on a monthly basis as of the period ended April 30, 2005 and May 31, 2005 and $750,000 on a trailing three month basis as of the period ended June 30, 2005 and each month thereafter. As of June 30, 2005, the Company was in compliance with its financial covenants and expects to be so in 2006. At June 30, 2005, the Company had available borrowing capacity under the Loan Agreement of approximately $3.0 million. As the available borrowing capacity exceeded $750,000 at June 30, 2005, none of the Company's cash balance was subject to restriction at June 30, 2005. The Loan Agreement is currently scheduled to mature on July 11, 2006.

The Loan Agreement includes both a subjective acceleration clause and a lockbox arrangement that requires all lockbox receipts to be used to pay down the revolving credit borrowings. Accordingly, borrowings under the Loan Agreement are classified as current liabilities in the accompanying consolidated balance sheets as of June 30, 2005 as required by Emerging Issues Task Force Issue No. 95-22, " Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lockbox Arrangement". However, such borrowings will be excluded from current liabilities in future periods and considered long-term obligations if: 1) such borrowing are refinanced on a long-term basis, 2) the subjective acceleration terms of the Loan Agreement are modified, or 3) such borrowings will not require the use of working capital within one year.

Parlex Shanghai Term Notes - Parlex (Shanghai) has entered into a number of short term borrowing arrangements with several lending institutions. A summary of the Parlex Shanghai term notes at June 30 are as follows:


                                                                        2005          2004

Due March 2006 at 5.58% and guaranteed by Parlex Interconnect        $2,537,000    $2,537,000
Due January 2006 at LIBOR plus 2.5% and guaranteed by Parlex Asia     1,500,000     1,500,000
Due June 2006 at 5.58% and guaranteed by Parlex Interconnect          1,269,000     1,269,000
Due March 2006 at 5.58% and guaranteed by Parlex Interconnect         1,027,000     1,027,000
Due April 2006 at 5.58% and guaranteed by Parlex Interconnect           725,000       725,000
Due March 2006 at 5.58% and guaranteed by Parlex Interconnect           604,000       604,000
Due August 2004 at 5.84% and guaranteed by Parlex Interconnect                -     1,209,000
                                                                     ----------    ----------

Total Parlex Shanghai term notes                                     $7,662,000    $8,871,000
                                                                     ==========    ==========

Parlex Interconnect Term Notes - On October 28, 2004, Parlex Interconnect entered into a $605,000 short-term bank note, due October 27, 2005, bearing interest at 5.31% and guaranteed by Parlex Shanghai.

Parlex Asia Banking Facility - On September 15, 2004, Parlex Asia entered into an agreement with the Bank of China for a $5.0 million banking facility guaranteed by Parlex. Under the terms of the banking facility, Parlex Asia may borrow up to $5.0 million based on a borrowing base of eligible account receivables. The banking facility bears interest at LIBOR plus 2.00%. Amounts outstanding as of June 30, 2005 totaled $2.4 million.

Finance Obligation on Sale Leaseback of Methuen Facility - In June 2003, Parlex entered into a sale-leaseback transaction pursuant to which it sold its corporate headquarters and manufacturing facility located in Methuen, Massachusetts (the "Methuen Facility") for a total purchase price of $9.0 million. The purchase price consisted of $5.35 million in cash at the closing, a promissory note in the amount of $2.65 million (the "Promissory Note") and up to $1.0 million in additional cash under the terms of an Earn Out Clause (the "Earn Out"). In June 2004, Parlex received $750,000 reducing the principal balance of the Promissory Note to $1.9 million. On February 25, 2005, the landlord sold the Methuen Facility and paid the Company the remaining principal balance due on the Promissory Note of $1.9 million and agreed to pay the sum of $675,000 in full settlement of the Earn Out. Pursuant to the terms of the sale of the Methuen Facility, $400,000 of the $675,000 was placed in escrow as security for certain of the Company's remaining lease obligations.

As the repurchase option contained in the lease and the receipt of the Note from the buyer provided Parlex with a continuing involvement in the Methuen Facility, Parlex has accounted for the sale-leaseback of the Methuen
Facility as a financing transaction. Accordingly, the Company continues to report the Methuen Facility as an asset and continues to record depreciation expense. The Company records all cash received under the transaction as a finance obligation. The Promissory Note and related interest thereon, and the cash due under the terms of the Earn Out were recorded as an increase to the finance obligation as cash payments were received. The Company records the principal portion of the monthly lease payments as a reduction to the finance obligation and the interest portion of the monthly lease payments is recorded as interest expense. The closing costs for the transaction have been capitalized and are being amortized as interest expense over the initial 15-year lease term. Upon expiration of the repurchase option in June 30, 2015, the Company will reevaluate its accounting to determine whether a gain or loss should be recorded on this sale-leaseback transaction.

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

The Company recorded accrued interest payable on the Notes of $76,113 within stockholders' equity at June 30, 2005, as the interest is required to be paid quarterly in the form of common stock. Based on the conversion price of $8.00 per common share, the Company issued a total of 88,086 shares of common stock from October 2003 to April 2005 in satisfaction of previously recorded interest and issued 13,123 shares of common stock in July 2005 as payment for the interest accrued at June 30, 2005.

The Notes contained a beneficial conversion feature reflecting an effective initial conversion price that was less than the fair market value of the underlying common stock on July 28, 2003. The fair value of the beneficial conversion feature was approximately $1.035 million, which has been recorded as an increase to additional paid-in capital and as an original issue discount on the Notes that is being amortized to interest expense over the 4-year life of the Notes.

The Company has the right to redeem all, but not less than all, of the Notes at 100% of the remaining principal of Notes then outstanding, plus all accrued and unpaid interest, under certain conditions. After July 28, 2006, the holder of any of the Notes may require the Company to redeem the Notes in whole, but not in part. Such redemption shall be at 100% of the remaining principal of such Notes, plus all accrued and unpaid interest. In the event of a Change in Control (as defined therein), the holder has the option to require that the Notes be redeemed in whole (but not in part), at 120% of the outstanding unpaid principal amount, plus all unpaid interest accrued. The Company has concluded that the Change in Control feature constitutes an embedded derivative. Accordingly, the increase or decrease in the fair value of the Change in Control feature is being recorded as an expense, which may fluctuate from period to period. Derivative expense of $93,750 relating to the Change in Control feature was recorded during the year ended June 30, 2005.

8.    OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities at June 30 consisted of:


                                     2005         2004

Deferred income taxes (Note 9)     $157,427    $  321,111
Deferred compensation               529,278       703,980
                                   --------    ----------

                                   $686,705    $1,025,091
                                   ========    ==========

Deferred compensation of $212,000 at June 30, 2005 ($182,000 at June 30,
2004) is to be paid within one year and is included within accrued liabilities in the respective consolidated balance sheets.

9.    INCOME TAXES

Loss from continuing operations before income taxes and minority interest consisted of:


                2005            2004            2003

Domestic    $(5,428,673)    $(1,936,850)    $(5,515,107)
Foreign       4,872,251       1,609,404         (74,439)
            -----------     -----------     -----------

Total       $  (556,422)    $  (327,446)    $(5,589,546)
            ===========     ===========     ===========

The benefit (provision) for income taxes related to continuing operations consisted of:


                                                     2005            2004            2003

Current:
                                        State    $    19,335     $   (71,746)    $         -
                                      Federal              -               -          37,450
                                      Foreign        242,945         (81,942)        (22,108)
                                                 -----------     -----------     -----------
                                                     262,280        (153,688)         15,342
Deferred:
                                        State       (455,318)       (147,057)       (309,118)
                                      Federal     (1,163,445)     (1,010,106)     (1,064,739)
                                      Foreign       (107,200)         32,711               -
                                                 -----------     -----------     -----------
                                                  (1,725,963)     (1,124,452)     (1,373,857)
Tax Credits:
                                        State        314,997         938,079         219,717
                                      Federal        450,000         855,226         (74,057)
                                                 -----------     -----------     -----------
                                                     764,997       1,793,305         145,660

Tax Benefit from (Utilization of)
 Net Operating Loss Carryforwards:
                                        State        379,202         506,408         396,335
                                      Federal      2,354,244       1,166,993       3,044,441
                                      Foreign              -        (230,151)              -
                                                 -----------     -----------     -----------
                                                   2,733,446       1,443,250       3,440,776

Valuation Allowance                               (1,879,680)     (1,903,414)     (8,817,504)
                                                 -----------     -----------     -----------

Total                                            $   155,080     $    55,001     $(6,589,583)
                                                 ===========     ===========     ===========

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                                  2005      2004     2003

Statutory federal income tax rate                                 (34)%     (34)%    (34)%
State income taxes, net of federal tax benefit                     98       131       (3)
Tax credits                                                      (137)     (577)      (9)
Foreign income taxed at lower rates                              (287)      (82)       3
Change in valuation allowance on U.S. net deferred tax assets     337       581      158
Other                                                              51        (2)       3
                                                                 ----      ----      ---

Effective income tax rate                                          28%       17%     118%
                                                                 ====      ====      ===

No provision for U.S. income taxes has been recorded on the undistributed earnings of the Company's subsidiary, Poly-Flex Circuits Limited
(approximately $721,000 at June 30, 2005), because such amounts are considered permanently invested.

Deferred income tax assets and liabilities at June 30 are attributable to the following:


                                                       2005             2004

Deferred tax assets:
  Inventories                                     $  1,061,489     $  1,128,602
  Allowance for doubtful accounts                      131,323          287,290
  Accruals                                             458,595          564,341
  Deferred compensation                                267,968          332,854
  Domestic net operating loss carryforwards         18,032,448       15,599,347
  Foreign allowances for doubtful accounts              26,474           82,958
  Valuation allowance                              (23,125,882)     (17,071,986)
  Impairments of property, plant and equipment       2,097,572
  Tax credit carryforwards                           5,765,631        4,642,715
  Other                                                113,972          132,435
                                                  ------------     ------------

                                                     4,829,590        5,698,556
                                                  ------------     ------------

Deferred tax liabilities:
  Depreciation                                       4,545,479        5,416,100
  Deferred loss on sale leaseback                      316,602          423,630
  Prepaid expenses                                      97,928           96,445
  Other                                                    534              534
                                                  ------------     ------------

                                                     4,960,543        5,936,709
                                                  ------------     ------------

Net deferred tax liability                        $    130,953     $    238,153
                                                  ============     ============

As a result of its history of operating losses and uncertain future operating results, the Company determined during the year ended June 30, 2003 that it was more likely than not that certain historic and current year income tax benefits would not be realized. Consequently, the Company established a valuation allowance against all of its U.S. deferred tax assets in that year and has not given recognition to these tax assets in the accompanying financial statements at June 30, 2005. Upon a favorable change in the operations and financial condition of the Company that results in a determination that it is more likely than not that all or a portion of the net deferred tax assets will be utilized, all or a portion of the valuation allowance previously provided for will be eliminated.

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

At June 30, 2005, the Company has recorded net deferred tax assets of $26,474 related to foreign temporary differences and net deferred tax liabilities of $157,427 consisting of depreciation timing differences related to foreign jurisdictions.

At June 30, 2005, the Company has available federal and state net operating loss carryforwards of approximately $44,991,000 and $44,555,000, respectively, expiring beginning in 2022 and 2006, respectively.

Income tax payments of approximately $33,938, relating to certain state jurisdictions, and approximately $227,680, relating to foreign jurisdictions, were made in 2005. Income tax refunds of approximately $367,328, $317,337 and $1,489,000 were received in 2005, 2004 and 2003, respectively. The income tax refunds are primarily due to tax credit refunds and the carryback of the Company's 2003 and 2002 state and federal net operating losses to prior years' tax periods.

10.   STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock - On May 7, 2004 and June 8, 2004, the Company completed a private placement of 40,625 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants at $80.00 per unit for proceeds of approximately $3.0 million, net of issuance costs of approximately $300,000. In connection with the private placement, investors received rights to purchase additional shares of the Series A Preferred Stock (the "Over-Allotment Right"). The warrants are exercisable immediately and entitle holders to purchase 203,125 shares of common stock at an exercise price of $8.00 per share (subject to adjustment for certain dilutive events) and expire on May 7, 2007 and June 8, 2007.

The Series A Preferred Stock may be converted in whole or in part at any time by the holders at an initial conversion price of $8.00 per share.
The Series A Preferred Stock is redeemable at the Company's option on the third anniversary of the closing, upon 30 days notice to the holders, in whole but not in part, at $80.00 per share (subject to adjustment for certain dilutive events) together with all accrued but unpaid dividends to the redemption date. The Series A Preferred Stockholders have no voting rights, except with respect to certain limited matters that directly impact the Series A Preferred Stock.

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

Common Stock Warrants - The Company has issued common stock warrants in connection with certain financings. All warrants are currently exercisable. The following table summarizes information about common stock warrants outstanding to lenders and investors at June 30, 2005:


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
                 =======            =====

Upon execution of the Loan Agreement on June 11, 2003, the Company issued warrants for the purchase of 25,000 shares of its common stock to Silicon Valley Bank at an initial exercise price of $6.89 per share. The exercise price is subject to future adjustment under certain conditions, including but not limited to, stock splits and stock dividends. The fair value of the warrants on June 11, 2003 was approximately $100,600, which was recorded as a deferred financing cost and is being amortized to interest expense over the life of the Loan Agreement. Amortization expense for the years ended June 30, 2005 and 2004 was $47,496 and $50,300, respectively.

In connection with the sale of the Convertible Subordinated Notes, the investors and the investment adviser received warrants to purchase 331,500 shares of common stock, at an initial exercise price of $8.00 per share. The exercise price of the warrants is subject to adjustment in the event of stock splits, dividends and certain combinations. The relative fair value of the warrants issued to the investors and to the investment adviser on July 28, 2003 was approximately $1.0 million and $146,000, respectively. The relative fair value of the warrants was recorded as an increase in additional paid-in capital and as original issuance discount recorded against the carrying value of the Notes. In December 2003, one of the investors exercised their warrants to purchase 75,000 shares of Parlex common stock and the Company received proceeds of $600,000. The original issue discount is being amortized to interest expense over the 4-year life of the Note and totaled $289,200 and $258,700 for the years ended June 30, 2005 and 2004, respectively.

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

Treasury Stock - Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act ("Chapter 156D"). Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of "treasury shares". Accordingly, shares previously reported as treasury stock by the Company have been redesignated, at an aggregate cost of approximately $1.0 million, as authorized but unissued shares. This aggregate cost has been allocated to the common stock's par value and additional paid-in capital.

Stock Option Plans - The Company has incentive and nonqualified stock option plans covering officers, key employees and non-employee directors. The options are generally exercisable commencing one year from the date of grant and typically expire in either five or ten years, depending on the plan. The option price for the incentive stock options and for the directors' plan is fair market value at the date of grant. Non-employee directors receive an automatic grant of 1,500 options annually with the exception of Mr. Lynn Davis, who does not receive any such grant. Additionally, grants of up to 2,250 options annually, per director, may also be made at the discretion of the Board of Directors. No discretionary grants were made to the directors in 2005, 2004 or 2003. Nonqualified stock options may be granted at fair market value or at a price determined by the Board of Directors, depending on the plan. No options awarded to date by the Board of

Directors have been granted at an exercise price that is less than the fair market value of the common stock at the date of grant.

At June 30, 2005, there were 642,668 shares reserved for future issuance upon exercise of grants under its plans.

The following is a summary of activity for all of the Company's stock option plans:


                         Options                   Options
                       Outstanding               Exercisable
                  --------------------    ------------------------
                             Weighted-                   Weighted-
                              Average                     Average
                  Shares      Exercise                    Exercise
                  Under      Price Per       Shares      Price Per
                  Option       Share      Exercisable      Share

July 1, 2002     470,750       $14.63       229,370         15.56

  Granted        126,150        11.21
  Surrendered    (80,125)       18.90
  Exercised       (9,000)        5.84
                 -------       ------

June 30, 2003    507,775        13.26       253,115         14.51

  Granted         91,000         8.40
  Surrendered    (31,000)       12.30
                 -------       ------

June 30, 2004    567,775       $12.54       346,838        $13.83

  Granted        132,500         5.99
  Surrendered    (34,750)       12.32
                 -------       ------

June 30, 2005    665,525       $11.24       397,692        $13.34
                 =======       ======

The following table sets forth information regarding options outstanding at June 30, 2005:


                             Options Outstanding                Options Exercisable
                   ----------------------------------------    --------------------
                                    Weighted-
                                     Average      Weighted-               Weighted-
                                    Remaining      Average                 Average
    Exercise          Number       Contractual     Exercise                Exercise
     Prices        Outstanding    Life (Years)      Price      Number       Price

$ 4.95 - $ 6.91      142,000           8.4          $ 5.99      12,000      $ 6.05
  8.39 -  10.48      135,000           7.6            9.04      59,500        9.43
 11.37 -  13.25      261,275           5.8           12.17     198,942       12.27
 15.50 -  16.25       63,250           4.0           16.18      63,250       16.18
 18.75 -  19.13       62,000           2.3           18.78      62,000       18.78
          22.00        2,000           4.9           22.00       2,000       22.00
                     -------           ---          ------     -------      ------
$ 5.67 - $22.00      665,525           6.2          $11.24     397,692      $13.34
                     =======           ===          ======     =======      ======

11.   RELATED PARTY TRANSACTION

The Company purchased $580,000 of equipment in fiscal 2003, from a company in which a then executive officer of Parlex had a financial interest. Effective February 24, 2003, the executive officer was no longer employed by the Company. As of June 30, 2004, all amounts owed for equipment purchases from this party had been paid. There were no transactions with this party during fiscal 2005.

12.   JOINT VENTURES

Infineon - On December 22, 2004, Parlex entered into a Joint Venture Agreement (amended March 28, 2005), Stock Transfer Agreement and License Agreement (collectively, the "Agreements") with Infineon Technologies Asia Pacific Pte. Ltd ("Infineon"), a wholly-owned subsidiary of Infineon Technologies AG. Pursuant to the Agreements, Infineon will purchase, for an aggregate $3.0 million, a 49% interest in a new entity formed by Parlex. Under the terms of the Agreements, as amended to date, the Company is required to obtain certain governmental approvals from the People's Republic of China with respect to establishing the new entity, and be able to consummate the transaction no later than October 31, 2005 (the "Outside Closing Date").

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

Parlex Shanghai - On October 22, 2001, the Company executed an agreement (the "Agreement") to purchase a 40% joint venture interest in Parlex Shanghai, bringing the Company's interest to 90.1%. The Agreement required the Company to pay the sum of $2.2 million. The purchase price was allocated to acquired accounts receivable, inventory, property, plant and equipment, accounts payable, accrued liabilities and debt, and resulted in goodwill of approximately $251,000. Prior to the acquisition, a distribution of retained earnings was declared based upon each joint venture partners' proportional share of Parlex Shanghai's registered capital as of December 30, 2000. Minority interest in the consolidated statements of operations represents the minority shareholder's share of the income or loss of Parlex Shanghai. The minority interest in the consolidated balance sheets reflect the original investment, net of any distributions, by these minority shareholders in Parlex Shanghai, along with their proportional share of the earnings or losses of Parlex Shanghai.

13.   BENEFIT PLAN

The Company sponsors a 401(k) Savings Plan (the "Plan") covering all domestic employees of the Company who have three consecutive months of service and have attained the age of 21. Matching employer contributions equal 50% of the first 8% of employee contributions and vest 100% after three complete years of service. Effective September 1, 2001, the Company suspended the employer matching contribution. There were no Company contributions to the Plan for the years ended June 30, 2005, 2004, and 2003.

14.   COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain property and equipment under agreements generally with initial terms from three to five years with renewal options. As discussed in Note 5 and 7, the Company entered into two sale-leaseback transactions where the Company sold two facilities on June 10, 2003 to an unaffiliated third party and leased them back. As a result of provisions in the sale and leaseback agreement for the Methuen facility that provides for continuing involvement by the Company, the Company has accounted for the sale-leaseback of the Methuen Facility as a finance obligation. Since the Company has no continuing involvement in the leaseback of the Poly-Flex facility, the Company has accounted for the leaseback utilizing sale-leaseback accounting.

Accordingly, the Company has recorded a deferred loss on the sale and will account for all of its payments as an operating lease. The deferred loss will be amortized to lease expense over the initial 5-year lease term.

Rental expense approximated $1,627,000, $1,332,000 and $1,198,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Amortization of the deferred loss, reported as a component of rent expense, for the years ended June 30, 2005, 2004 and 2003 was $274,764, $274,764 and $11,448,
respectively. Future payments under noncancelable leases as of June 30, 2005, including payments related to the two sale-leasebacks are:


                                               Finance Obligation      Operating Leases
                                                (Methuen Facility    (Poly-Flex Facility
                                                and other leases)     and other leases)

2006                                               $ 1,279,176           $1,908,430
2007                                                 1,285,426            1,743,183
2008                                                 1,354,176            1,180,162
2009                                                 1,309,034              861,628
2010                                                 1,275,000              548,533
Thereafter                                          10,897,917                    -
                                                   -----------            ---------

Total minimum lease payments                        17,400,729           $6,241,936
                                                                         ==========
Less amounts representing interest                  (8,538,365)
                                                   -----------

Present value of net minimum lease payments        $ 8,862,364
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

Executive Employment Agreements - Three executives of the Company have entered into employment agreements with the Company which require, among others, that the Company continue to pay a portion of the executive's salary to the executive's designated beneficiary for a specified period of time in the event of the death of the executive. The Company maintains key life insurance for only one of the three executives. The Company has not accrued or paid any amounts related to this benefit in any year in the three years ended June 30, 2005.

15.   BUSINESS SEGMENT, MAJOR CUSTOMER AND INTERNATIONAL OPERATIONS

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

In 2005, the Company had one customer which individually accounted for 10% or more of the Company's revenues. In 2004 and 2003, the Company had no customers which individually accounted for 10% or more of the Company's revenues.

One of its customers accounted for more than 10% of accounts receivable in 2005 and no customer accounted for 10% or more of accounts receivable in 2004 or 2003.

Summarized information for continuing operations is as follows:


                                                             Year Ended June 30,
                                                     2005            2004           2003

Revenues:
  United States                                  $ 46,909,641    $39,252,606    $36,282,158
  Canada                                              337,039        187,933        167,450
  People's Republic of China                       17,764,673      4,689,568      3,599,446
  Europe                                           14,875,463     14,943,031     11,254,308
  Asia (excluding People's Republic of China)      24,053,284     20,895,959     11,469,844
  Other                                             1,917,089      3,513,309      1,386,531
                                                 ------------    -----------    -----------

Total revenues                                   $105,857,189    $83,482,406    $64,159,737
                                                 ------------    -----------    -----------

The principal product group sales were:
Flexible circuits                                $ 91,701,649    $68,399,088    $49,293,068
Laminated cables                                   14,155,540     15,083,318     14,866,669
                                                 ------------    -----------    -----------

Total revenues                                   $105,857,189    $83,482,406    $64,159,737
                                                 ------------    -----------    -----------

Long-lived assets:

  United States                                  $ 21,290,970    $31,255,215    $33,520,640
                                                 ------------    -----------    -----------

  China                                          $ 17,227,101    $14,671,085    $14,466,382
                                                 ------------    -----------    -----------

  United Kingdom                                 $  2,067,503    $ 2,566,832    $ 2,943,770
                                                 ------------    -----------    -----------

16.   UNAUDITED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for the two most recent fiscal years are as follows (in thousands except per share amounts):


                                                   First       Second      Third      Fourth
2005 Quarters

Revenues (1)                                      $28,362     $26,131     $24,059     $27,305
Gross profit (1)                                    5,444       4,627       3,255       5,653
Net loss attributable to common stockholders         (866)     (1,515)     (2,342)     (7,105)
Net loss per share:
  Basic and diluted                                 (0.13)      (0.24)      (0.36)      (1.10)

2004 Quarters

Revenues (1)                                      $17,144     $20,886     $19,705     $25,747
Gross profit (1)                                    3,238       4,165       3,828       5,172
Net (loss) attributable to common stockholders     (2,087)     (1,927)     (2,590)     (1,733)
Net (loss) per share:
  Basic and diluted                                 (0.33)      (0.30)      (0.41)     (0.27)

<F1>  Revenues and gross profits have been restated from previously filed quarterly reports on Form 10-Q to reflect the discontinued operations at June 30, 2005 (see Note 3).

17.   SUPPLEMEMTAL INFORMATION

Information with regard to certain valuation and qualifying accounts is as follows:

                      VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended June 30, 2005, 2004 and 2003


                                                    Additions
                             Balance at     Charges to     Charges to                      Balance at
                             Beginning       Cost and         Other                          End of
                             of Year         Expenses       Accounts       Deductions         Year
                             ------------------------------------------------------------------------

Allowance for Bad Debts

June 30, 2005                $ 1,337,299    $  408,930    $          -    $  (449,620)    $ 1,296,609
June 30, 2004                    949,261       659,083               -       (271,045)      1,337,299
June 30, 2003                  1,215,178       527,598               -       (793,515)        949,261
-----------------------------------------------------------------------------------------------------

Inventory Obsolescence

June 30, 2005                $ 2,897,516             -               -       (142,941)    $ 2,754,575
June 30, 2004                  2,973,724       186,340               -       (262,548)      2,897,516
June 30, 2003                  3,521,701     1,240,208               -     (1,788,185)      2,973,724

19.   SUBSEQUENT EVENTS

On August 18, 2005, the Company entered into an Agreement and Plan of Merger, dated as of August 18, 2005 (the "Merger Agreement"), with Johnson Electric Holdings Limited, a corporation organized under the laws of Bermuda ("JE Holdings"), J.E.C. Electronics Sub One, Inc., a Massachusetts corporation that is wholly-owned by one or more wholly-owned subsidiaries of JE Holdings ("Merger Sub One"), and J.E.C. Electronics Sub Two, Inc., a Massachusetts corporation that is wholly-owned by Merger Sub One ("Merger Sub Two") (collectively, "Johnson"). Pursuant to the Merger Agreement, Merger Sub Two will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $0.10 per share, of the Company (the "Shares"), other than any Shares owned by the Company or Johnson or any direct or indirect wholly-owned subsidiary of the Company or JE Holdings, or by any stockholders who are entitled to and who properly exercise appraisal rights under Massachusetts law, will be converted into the right to receive $6.75 in cash, without interest, less any required withholding taxes. Each outstanding share of the Company's Series A Convertible Preferred Stock, par value $1.00 per share, will be converted into the right to receive $80.00 (its liquidation value under the terms of the Preferred Stock) plus any accrued and unpaid dividends, in cash, without interest or additional dividends thereon, less any required withholding taxes. Each outstanding option (whether vested or unvested) will be converted into the right to receive the positive difference (if any) between the exercise price per share of common stock subject to the option and $6.75, without interest, less any required withholding taxes.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay JE Holdings a termination fee equal to $2,000,000. In the event the Merger Agreement is terminated for failure to obtain required stockholder approval, the Company may be required to pay JE Holdings' expenses up to $400,000.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2005. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Parlex (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
--------------------------

Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of Registrant
-------------------------------------------------------

Our Directors and Executive Officers

Our Restated Articles of Organization provide for a Board of Directors consisting of seven members divided into three classes and elected by stockholders for staggered terms of three years each. Of the current total of seven directors, three Class I Directors have terms expiring at the 2007 Annual Meeting, two Class II Directors have terms expiring at the 2005 Annual Meeting and two Class III Directors have terms expiring at the 2006 Annual Meeting.

Class I Directors:
(term of office to expire with the annual meeting of stockholders to be held in 2007)

Lester Pollack (age 72).

Mr. Pollack has been Managing Director of Centre Partners Management LLC, a private investment firm, since 1986 and was a Managing Director of Lazard Freres & Co. LLC from 1986 to 1998. As of January 1, 2001, he became a Limited Managing Director of Lazard Freres & Co. LLC, an investment banking firm. Mr. Pollack is a director of American Seafoods Group, LLC, Bank Leumi USA, Center Pacific LLC, KAZ, Inc. and is a director emeritus of U.S. Bancorp. Mr. Pollack is the brother of Herbert W. Pollack, Parlex's Chairman. He has been a member of our Board of Directors since 1970.

Richard W. Hale (age 67).

Mr. Hale has been President and Chief Executive Officer of VXI Corporation, a manufacturer of electronic products for the telephone and computer industry, since April 1998. He was President and Chief Executive Officer of Watson Technologies, Inc., a manufacturer of electronic products, from 1996 to March 1998. In addition, he has been Chairman and Chief Executive Officer of Hale Industries, Inc., a private investment firm, since August 1993. From 1988 to July 1993, he was Executive Vice President and Chief Operating Officer and a member of the Board of Directors of M/A-Com, Inc. He has been a member of our Board of Directors since February 1995.

Lynn J. Davis (age 58)

Mr. Davis was appointed to the Board of Directors on October 20, 2003. In March 2005, he became President, Chief Operating Officer and a member of the Board of Directors of August Technology Corporation. Mr. Davis has been a general partner of Tate Capital Partners Fund, LLC, a private investment firm, since August 2002. He was President and Chief Operating Officer of ADC Telecommunications, Inc., a manufacturer of communication hardware and software, for most of 2001, and was the President of the Broadband Connectivity Group of ADC Telecommunications, Inc. from 1991 to February 2001. Mr. Davis is also a director of Flexsteel Industries, Inc. and Superconductor Technologies, Inc., and chairman of the Board of Directors of Infrared Solutions, Inc.

Class II Directors:
(term of office to expire with the annual meeting of stockholders to be held in 2005)

Peter J. Murphy (age 56).

Mr. Murphy has been our President since July 1, 1995, and on July 1, 1997, was elected to the office of Chief Executive Officer. He was our Chief Operating Officer and Executive Vice President from May 1994 to July 1995 and Vice President and General Manager of Flexible Circuit Products from February 1993 to May 1994. Mr. Murphy initially served as Assistant to the President from December 1992 to February 1993. From 1989 to December 1992, he was President of Teledyne Electro-Mechanisms, a manufacturer of flexible circuits. He has been a director of Parlex since 1994.

Russell D. Wright (age 58).

Mr. Wright was President, Chief Operating Officer and a Director of NSTAR, a major energy delivery company, from September 1999 until his retirement in December 2001. Prior to joining NSTAR, he was President and Chief Executive Officer of Commonwealth Energy System, a major energy delivery company, from May 1998 to September 1999. From 1993 through May 1998, Mr. Wright was President of Utility Operations, a division of Commonwealth Energy System, and from 1987 to 1993 he was Chief Financial Officer of Commonwealth Energy System. Mr. Wright is a director of Reed and Barton Corporation.

Class III Directors:
(term of office to expire with the annual meeting of stockholders to be held in 2006)

Herbert W. Pollack (age 78).

Mr. Pollack has served as Chairman of our Board of Directors since it was founded in 1970. He was our President from 1970 to July 1, 1995, Chief Executive Officer from 1970 to June 1997 and Treasurer from 1970 to March 2000. Mr. Pollack is the brother of Lester Pollack, another member of our Board of Directors.

Sheldon Buckler (age 74).

Dr. Buckler has been Chairman of the Board of Lord Corporation, a provider of specialty mechanical and chemical products, since January 2000. He was Chairman of the Board of Trustees of the Massachusetts Eye and Ear Infirmary, a Harvard Medical School teaching hospital, from 1996 through 2002. He was Chairman of the Board of Commonwealth Energy System, a supplier of energy products, from May 1995 to September 1999, and an employee and officer of Polaroid Corporation from 1964 until his retirement as Vice Chairman in May 1994. Dr. Buckler has been a member of our Board of Directors since February 1995.

Our Audit Committee

The Audit Committee, consisting of Messrs. Buckler, Hale and Wright held four meetings during fiscal 2005. The Audit Committee reviews our internal controls. It also meets with our financial personnel as well as our independent auditors. The Audit Committee reviews the scope and results of the professional services provided by our independent auditors and the fees charged for such services and makes such recommendations to the Board as it deems appropriate, including recommendations as to the appointment of independent auditors. The Audit Committee is composed entirely of independent non-employee directors.

The Board of Directors has determined that all of the members of the Audit Committee are "financially literate", as that term is defined by NASDAQ National Market rules. In addition, the Board has determined that at least one member of the Audit Committee qualifies as an "audit committee financial expert," as that term is defined in the regulations promulgated under the Securities Act of 1933, as amended. Mr. Russell Wright, the Chairman of the Audit Committee, is an audit committee financial expert as defined by the rules of the SEC.

Executive Officers:

Our executive officers and a description of their business experience backgrounds (except Herbert W. Pollack and Peter J. Murphy, whose backgrounds are described above) are as follows:

        Name              Age          Position with the Company
        ----              ---          -------------------------

Herbert W. Pollack        78       Chairman of the Board of Directors
Peter J. Murphy           56       President, Chief Executive Officer and
                                   Director
Jonathan R. Kosheff       45       Chief Financial Officer and Treasurer
David Price               42       Vice President and General Manager-
                                   Parlex Polymer Flexible Circuits/Surface
                                   Mount Assembly Operations
Eric F. Zanin             40       Vice President-Marketing and Sales
Thibaud LeSeguillon       39       Vice President-Laminated Cable and
                                   Multilayer Business

Mr. Kosheff joined us in July 2002 as Chief Financial Officer and Treasurer. From 1993 to 2001, Mr. Kosheff held a variety of financial and operational positions including Executive Vice President of Operations, Vice President of Finance and Administration for the Products Group and Director of Finance for PictureTel Corporation, a provider of video conference products and services.

Mr. Price joined us in April 1995 as the Assembly Operations Manager for the Poly-Flex Circuits Polymer Thick Film Operation. In January 1997, he became VP of Research and Development for Poly-Flex. In March of 2003, he was appointed Chief Technology Officer for Parlex. In July of 2004, Mr. Price assumed responsibility for our worldwide Polymer Thick Film Operations. Prior to joining us, he was Manufacturing Engineering Manager for Bull Electronics' U.S. printed circuit board assembly operation.

Mr. Zanin joined us in September 1994 as a sales engineer. In March 1995, Mr. Zanin became Regional Sales Manager and was appointed Director of Sales and Marketing in November 1998. In March 1999 he was appointed a divisional Vice President of Sales and Marketing and became Vice President-Sales and Marketing in August 2000.

Mr. LeSeguillon joined us in May 2001 as Director of International Business. In October 2001, Mr. LeSeguillon was appointed Vice President-Worldwide Laminated Cable Business. In June 2003, he assumed responsibility for our Multilayer operations. Prior to joining Parlex, he was General Manager of Axon Cable Inc., a manufacturer of cable and cable assemblies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in Parlex shares with the SEC. To our knowledge, each of our directors and executive officers met all applicable filing requirements during fiscal 2005.

Parlex Policies on Business Conduct and Ethics

Our Business Ethics and Conduct Booklet sets forth Parlex's standards for ethical conduct that are expected of all of our directors, officers and employees. We have also adopted a supplemental Code of Ethics that applies to our directors and principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K for fiscal 2004, and is also available at www.parlex.com in the Corporate Governance section located through the Investor Relations portion of our website. You may also request a free copy of these materials by writing to the Investor Relations Department, Parlex Corporation, One Parlex Place, Methuen, MA 01844. We intend to disclose any amendments to, or waivers from, our Code of Ethics on our website.

Item 11. Executive Compensation
-------------------------------

Compensation of Executive Officers
  The following table shows, for the fiscal years ending June 30, 2005, 2004, and 2003, all compensation earned or paid to our Chief Executive Officer and each of our four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in each year for all services rendered in all capacities.

                         SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                                                Compensation
                                      Annual Compensation          Awards
                                     ---------------------    -----------------
                                                                 Securities
                                                                 Underlying
Name and                                                        Stock Options          All Other
Principal Position          Year     Salary($)    Bonus($)    (Number of Shares)    Compensation($)
------------------          ----     ---------    --------    ------------------    ---------------

Herbert W. Pollack(1)       2005     $218,640       -                 -               $141,971(2)
 Chairman                   2004      218,640                                          148,416(2)
                            2003      218,640                                          142,415(2)

Peter J. Murphy(3)          2005     $275,040       -              25,000                    -
 President and Chief        2004      275,040                      17,000
 Executive Officer          2003      275,040                         -

Jonathan R. Kosheff(4)      2005     $200,016       -              15,000                    -
 Chief Financial Officer    2004      200,016                      15,000
                            2003      188,605                      25,000




Thibaud LeSeguillon(5)      2005     $140,016       -               5,000                    -
 Vice President-            2004      135,012                       8,000
 Laminated Cable and        2003      120,000                       5,000
 Multilayer Business

David Price(6)              2005     $122,558       -               5,000                    -
 VP & GM-Parlex
 Polymer Flexible
 Circuits/Surface
 Mount Assembly
 Operations

________________
<F1>  For a description of the employment agreement between Parlex and Mr.
      Pollack, see "Employment Agreements and Change of Control Agreements with Named Executive Officers" below.
<F2>  The amounts constitute deferred compensation payments under the terms of a Deferred Compensation Agreement previously entered into with Parlex.
<F3>  For a description of the employment agreement between Parlex and Mr.
      Murphy, see "Employment Agreements and Change of Control Agreements with Named Executive Officers" below.
<F4>  For a description of the employment agreement between Parlex and Mr.
      Kosheff, see "Employment Agreements and Change of Control Agreements with Named Executive Officers" below.
<F5>  For a description of the change of control agreement between Parlex and Mr. LeSeguillon, see "Employment Agreements and Change of Control Agreements with Named Executive Officers" below.
<F6>  Mr. Price became an executive officer for reporting purposes for the first time in fiscal year 2005 and, therefore, no information is reported for earlier years. For a description of the change of control agreement between Parlex and Mr. Price, see "Employment Agreements and Change of Control Agreements with Named Executive Officers" below.

Employment Agreements and Change of Control Agreements with Named Executive Officers

Herbert Pollack, Chairman. Parlex and Mr. Pollack are parties to an employment agreement, dated October 1, 2003, that will expire by its terms on September 30, 2006. Pursuant to this agreement, in the event of a change of control, Mr. Pollack may elect, in his sole discretion, to receive from Parlex an amount equal to the aggregate amount accrued to Mr. Pollack's deferred compensation account, including interest, held by Parlex for Mr. Pollack since May 1982, and all compensation to be paid to Mr. Pollack under the agreement through September 30, 2006. As of September 30, 2005, Mr. Pollack's benefit payment under the terms of the change of control provision would be $811,824. The payment is to be made within 30 days of receipt of written notice from Mr. Pollack exercising his rights.

Peter J. Murphy, President and Chief Executive Officer. Parlex and Mr. Murphy are parties to an employment agreement, dated September 1, 2002, that has been amended twice to date. As amended, the employment agreement will expire by its terms on August 31, 2006. The agreement provides for compensation and benefits and acceleration of unvested stock options in the event of a change of control. With respect to cash severance payments, the agreement provides that if Mr. Murphy is terminated without Cause (as defined in the agreement) within 60 days prior to, or seven months after, the effective date of a change of control, he will be entitled to an amount equal to 24 months of base salary at the rate in effect immediately before his termination date. Assuming Mr. Murphy's rate of compensation at such point was identical to his current compensation, he would be entitled to a payment of $550,080. He will also receive professional outplacement services in an amount not to exceed $50,000 and payment of health care benefits in effect on his termination date for a period of 24 months. In addition, all unvested stock options will immediately become fully vested and exercisable for a period of 90 days from the date of his termination. Under the agreement, Mr. Murphy also has the option, commencing at any time following six months after the effective date of a change of control, but prior to the end of the term of the agreement, to terminate the agreement. In the event Mr. Murphy exercises such option, he will be entitled to receive compensation, for a period of 12 months from the date he terminates the agreement, at the monthly rate of compensation in effect immediately before this termination date, as well as the payment of health care benefits. Assuming Mr. Murphy's rate of compensation at such point was identical to his current compensation, he would be entitled to a payment of $275,040. All of Mr. Murphy's unvested options will also become immediately vested, and he may exercise such options for a period up to 90 days following his election to terminate the agreement.

Jonathan R. Kosheff, Chief Financial Officer. Parlex and Mr. Kosheff are parties to an employment agreement, dated September 1, 2002, that has been amended twice to date. As amended, the employment arrangement will expire by its terms on August 31, 2006. The agreement is identical in all substantive respects with Mr. Murphy's, described above, except as follows. In the event of Mr. Kosheff's termination without Cause (as defined in the agreement), he will be entitled to an amount equal to 18 months of compensation at the rate of compensation in effect immediately before his termination date. Assuming Mr. Kosheff's rate of compensation at such point was identical to his current compensation, he would be entitled to a payment of $315,000. He will also receive professional outplacement services in an amount not to exceed $25,000 and payment of health care benefits in effect on his termination date for a period of 18 months. Assuming Mr. Kosheff elected to terminate his employment at any time following six months after the effective date of the change of control, and assuming a rate of compensation at such point identical to his current compensation, he would be entitled to a payment of $210,000.

Thibaud LeSeguillon, Vice President - Laminated Cable and Multilayer Business. Parlex entered into a change of control agreement with Mr. LeSeguillon on July 21, 2004. The agreement provides for compensation and benefits and acceleration of unvested stock options upon a change of control. With respect to cash severance payments, the agreement provides that if Mr. LeSeguillon is terminated without Cause (as defined in the agreement) within 60 days prior to, or seven months after, the effective date of a change of control, he will be entitled to an amount equal to 12 months of compensation at a rate equal to the greater of his monthly base compensation at (a) the effective date of the agreement or (b) the termination date, subject to certain adjustments. Assuming Mr. LeSeguillon's rate of compensation at such point was identical to his current compensation, he would be entitled to a payment of $140,016. He shall also receive payment of health care benefits in effect on his termination date for a period of 12 months. In addition, all unvested stock options will immediately become fully vested and exercisable for a period of 90 days from the date of his termination. Under the agreement, Mr. LeSeguillon also has the option, beginning six months and ending seven months after the effective date of a change of control, to terminate the agreement for "good reason," as defined therein. In the event Mr. LeSeguillon exercises such option, he will be entitled to receive compensation, for a period of 6 months, at a rate of compensation equal to the greater of his monthly base compensation at (a) the effective date of the agreement or (b) the termination date, subject to certain adjustments. All of Mr. LeSeguillon's unvested options will also become immediately vested, and he may exercise such options for a period up to 90 days following his election to terminate the agreement. Assuming Mr. LeSeguillion's current rate of compensation is in effect, in the event that the agreement is terminated by Mr. LeSeguillon with good reason, the aggregate cash benefits payable to Mr. LeSeguillon would be approximately $70,008.

David Price, Vice President and General Manager, Parlex Polymer Flexible Circuits/Surface Mount Assembly Operations. Parlex entered into a change of control agreement with Mr. Price on July 21, 2004. The agreement provides for compensation and benefits and acceleration of unvested stock options upon a change of control. With respect to cash severance payments, the agreement provides that if Mr. Price is terminated without Cause (as defined in the agreement) within 60 days prior to, or seven months after, the effective date of a change of control, he shall be entitled to an amount equal to 9 months of compensation at a rate equal to the greater of his monthly base compensation at (a) the effective date of the agreement or
(b) the termination date, subject to certain adjustments. Assuming Mr. Price's rate of compensation at such point was identical to his current compensation, he would be entitled to a payment of $93,600. He shall also receive payment of health care benefits in effect on his termination date for a period of 9 months. In addition, all unvested stock options shall immediately become fully vested and exercisable for a period of 90 days from the date of his termination. Under the agreement, Mr. Price also has the option, beginning six months and ending seven months after the effective date of a change of control, to terminate the agreement for "good reason", as defined therein. In that event Mr. Price exercises such option, he shall be entitled to receive compensation, for a period of 6 months, at a rate of compensation equal to the greater of his monthly base compensation at (a) the effective date of the agreement or (b) the termination date, subject to certain adjustments. All of Mr. Price's unvested options shall also become immediately vested, and he may exercise such options for a period up to 90 days following his election to terminate the agreement. Assuming Mr. Price's current rate of compensation is in effect, in the event that the agreement is terminated by Mr. Price with good reason, the aggregate cash benefits payable to Mr. Price would be approximately $62,400.

Option Grants in Last Fiscal Year

The following table sets forth information relating to stock option grants to the named executive officers during fiscal year 2005. Pursuant to applicable Securities and Exchange Commission regulations, the amounts shown under the heading "Potential Realizable Value" are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent, compounded annually, from the date of grant to the end of the ten-year option term. Actual stock appreciation on options exercised are dependent on the future performance of our Common Stock and overall stock market conditions. There can be no assurance that these values will be achieved.

                                                                                      Potential Realizable Value
                                                                                      at Assumed Annual Rates of
                                                                                     Stock Price Appreciation for
                                                Individual Grants                      Ten-Year Option Term (3)
                            ------------------------------------------------------   ----------------------------
                            Number of    Percent of Total
                            Securities       Options
                            Underlying     Granted to
                             Options        Employees      Exercise
                             Granted        in Fiscal        Price      Expiration
       Name                    (#)         Year 2005(1)    ($/Share)       Date             5%         10%
       ----                 ----------   ---------------   ---------    ----------          --         ---

Herbert W. Pollack                 -             -               -         -                   -           -
Peter J. Murphy(2)            25,000          18.9%          $6.00      8/24/2014         94,334     239,061
Jonathan R. Kosheff(2)        15,000          11.3%          $6.00      8/24/2014         56,601     143,437
Thibaud LeSeguillon(2)         5,000           3.8%          $6.00      8/24/2014         18,867      47,812
David Price(2)                 5,000           3.8%          $6.00      8/24/2014         18,867      47,812

________________
<F1>  The total number of options granted in fiscal 2005 under our option plan was 132,500.
<F2>  The shares were granted under the 2001 Option Plan, at an exercise price equal to the fair market value of our stock on the date of grant and become exercisable in increments of 25% over the first four years of the ten year period, the first 25% becoming exercisable one year after the grant date.
<F3>  Potential Realizable Values assume that the price of the Common Stock is equal to the exercise price shown for each particular option on the date of grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the 10-year term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will depend on the extent, if any, to which the stock price exceeds the exercise price on the date the option is exercised and also will depend on the option holder's continued employment by us throughout the vesting period. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option
Values

The following table sets forth information relating to the aggregate exercised and unexercised stock options held by the named executive officers during fiscal year 2005 and the value of their unexercised stock options as of June 30, 2005.

                                                           Number of Securities           Value of Unexercised
                              Shares                      Underlying Unexercised              In-The-Money
                             Acquired                      Options at 6/30/05(#)        Options at 6/30/05($)(1)
                                on           Value      ---------------------------   ---------------------------
     Name                   Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
     ----                   -----------   -----------   -----------   -------------   -----------   -------------

Herbert W. Pollack               -            -                -             -             -              -
 Chairman

Peter J. Murphy                  -            -           98,750(2)      6,250(2)         (3)            (3)
 President and Chief                                       4,250(4)     37,750(4)         (3)            (3)
 Executive Officer

Jonathan R. Kosheff              -            -           16,250(4)      38,750(4)        (3)            (3)
 Chief Financial Officer

Thibaud LeSeguillon              -            -           11,875(2)         625(2)        (3)            (3)
 Vice President-                 -            -            4,500(4)      13,500(4)        (3)            (3)
 Laminated Cable and
 Multilayer Business

David Price                      -            -             4,125(2)        625(2)        (3)            (3)
 Vice President & GM              -           -             3,250(4)     10,750(4)        (3)            (3)
  Parlex Polymer Flexible
  Circuits/Surface
  Mount Assembly Operations




________________
<F1>  The "value of unexercised in-the-money options at June 30, 2005" was calculated by determining the difference between the fair market value of the underlying Common Stock at June 30, 2005 (closing price of our Common Stock on the NASDAQ National Market on June 30, 2005, was $5.80 per share) and the exercise prices of the stock options. An option is "in-the-money" when the fair market value of the underlying Common Stock exceeds the exercise price of the option.
<F2>  These shares were granted under the 1989 Option Plan.
<F3>  The exercise prices of these options were in excess of the closing market price of our Common Stock on June 30, 2005.
<F4>  These shares were granted under the 2001 Option Plan.

Report of the Compensation Committee on Executive Compensation

The Committee

The Compensation Committee (the "Committee") is currently comprised of Messrs. Buckler, Hale and Davis. This is the committee of our board of directors that is responsible for establishing the compensation of the Chief Executive Officer and setting policy for compensation of our senior officers, as well as administering various employee stock option plans. The Committee is composed of three independent directors.

Compensation Philosophy

The Committee maintains a philosophy that executive compensation levels should be competitive and consistent with interconnect industry standards to enable us to attract, motivate and retain executive officers of outstanding ability who are capable of making significant contributions which are critical to our success. The Committee believes that such compensation also should be meaningfully related to both an individual's job performance, as measured by the achievement of qualitative objectives, and our performance, as measured by its profitability, the value created for our stockholders and the realization of our short and long-term strategic goals. Our compensation policies are designed to attract and retain talented managers and motivate such managers to enhance our performance, thereby building value into our business. We also seek to align the interests of its executives with the long-term interests of stockholders in the enhancement of stockholder value through stock option awards that can result in the ownership of our Common Stock.

At present, compensation of our executive officers is composed of the following elements: annual base salary, annual performance incentives in the form of cash bonuses and long-term performance incentives in the form of stock option awards under the 2001 Employees Stock Option Plan.

Base Salary

The Committee's general approach to compensating executive officers is to pay cash salaries competitive with industry standards based upon the individual's experience and past and potential contribution to our success. In determining industry standards, the Committee compares compensation levels paid by a self-selected group of interconnect industry companies that compete in our line of business. Such compensation information is obtained from various publicly available sources.

The Committee also believes that compensation should be meaningfully related to the value created by individual executive officers for the stockholders. Accordingly, the Committee considers the quality of an individual executive's contribution to our overall profitability and success in determining the executive's salary. The Committee reviews on an annual basis the salaries of its executive officers in light of the foregoing factors. We believe that the base salaries of our executive officers have been at or below the median of the base salaries for executive officers in the interconnect industry.

Annual Incentives

We have traditionally paid executive performance bonuses once a year, usually during the first quarter of the following fiscal year for which the bonus is earned. Bonuses are traditionally based on both individual performance and our overall performance. There were no performance bonuses paid to executive officers in fiscal year 2005.

Stock Options

Stock options are used as the primary long-term incentive vehicle. The Committee believes that reliance upon such incentives is advantageous to us because they foster a long-term commitment by the recipient to us and motivate the employees to seek to improve the long-term market performance of our stock. Thus, stock option grants provide an incentive for the executive to manage our business from the perspective of an owner with an equity stake in the business. During fiscal year 2005, the Board authorized the grant of stock options under both the 1996 Director Plan and the 2001 Employees' Stock Option Plan to certain executive officers and other key employees. Stock option grants to executive officers are discretionary and reflect the relative value of the individual's position as well as the current performance and continuing contribution of that individual to Parlex. The Board does not utilize any specific formula for determination of option grants.

Compensation of the Chief Executive Officer

As described in the section above entitled "Employment Agreements and Change of Control Agreements with Named Executive Officers", Mr. Murphy has an employment agreement with us whereby Mr. Murphy's annual base salary is $275,040.

Benefits

We provide medical, life insurance and profit sharing benefits to the executive officers that generally are available to all of our employees.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code of 1986 (the "Code") limits a company's ability to take a deduction for federal tax purposes for certain compensation paid to its executives. We currently expect that all compensation payable to executive officers during fiscal year 2005 will be deductible by us for federal income tax purposes. The Committee's policy with respect to compensation to be paid to executive officers is to structure compensation payments to executive officers so as to be deductible under Section 162(m).

                                       COMPENSATION COMMITTEE

                                       Sheldon Buckler, Chairman
                                       Richard W. Hale
                                       Lynn J. Davis

Compensation Committee Interlocks and Insider Participation

None of our Compensation Committee members has ever been a Parlex employee.

Mr. Davis was appointed to our Board of Directors on October 20, 2003 to replace Dr. Benjamin Rabinovici, who resigned from the Board on such date. Mr. Davis is a principal of Tate Capital Partners, a private investment firm that purchased $400,000 of our 7% convertible subordinated notes (the "Notes"). In 2003, we sold an aggregate of $6 million original principal amount of the Notes to five institutional investors, including Tate Capital Partners. Our net proceeds from this transaction, after deduction for fees and transaction costs, were approximately $5.5 million. The Notes bear interest at a fixed rate of 7%, payable quarterly in shares of our common stock, and are convertible into shares of our common stock at an initial conversion price of $8.00 per share. The Notes are junior to the indebtedness due to our primary lender, as well as two banks that have extended loans to our subsidiaries. The Notes mature on July 28, 2007.

The investors in the Notes also received warrants to purchase shares of our common stock at an initial exercise price of $8.00 per share (the "Warrants"). Tate Capital Fund's purchase of $400,000 of Notes entitled them to obtain up to 50,000 shares of our common stock upon conversion of their Note, and up to 20,000 shares upon exercise of their Warrant. Both the conversion price of the Notes and the exercise price of the Warrants may be adjusted in the event of certain corporate transactions that result in dilution to the stockholders.

Finally, the Notes provide their holders with the ability to require us to repurchase their Notes at 120% of the issuance amount in the event of a Change of Control, as such term is defined in the Notes. The consummation of the Merger will constitute a Change of Control under the Notes.

Director Compensation

Employee directors do not receive any additional compensation for serving as a director. Each outside director received a $10,000 annual retainer for his services, plus $1,500 for each of the four quarterly directors' meetings he attended, except Mr. Davis, who does not receive the annual retainer, but does receive $1,500 for each meeting he attends.

Stock Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on our Common Stock for a five year period (July 1, 2000 to June 30, 2005) with the cumulative total return of the CRSP Total Return Index for the NASDAQ National Market and a group of peer companies. The companies included in the peer group are Innovex Inc., Merix Corporation and TTM Technologies, Inc. The Performance Graph assumes the investment of $100 on July 1, 2000, in our Common Stock, in the NASDAQ National Market companies and in the peer group and also assumes the reinvestment of all dividends. The returns for each company in the peer group have been weighted to reflect stock market capitalization.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
      PARLEX CORPORATION, NASDAQ NATIONAL MARKET INDEX, AND PEER GROUP

               6/00      6/01       6/02       6/03       6/04       6/05
               ----      ----       ----       ----       ----       ----

Parlex         $100     $23.43     $28.72     $18.26     $15.43     $13.77
NASDAQ         $100     $55.64     $38.73     $43.17     $54.44     $54.80
Peer Group     $100     $50.01     $29.92     $34.26     $53.62     $33.22

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

The following table sets forth certain information regarding the beneficial ownership of Parlex Common Stock as of September 22, 2005, by: (i) each person who is known by us to beneficially own more than 5% of the outstanding Common Stock; (ii) each of our directors; (iii) our Chief Executive Officer and the next four most highly compensated current executive officers; and (iv) all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes, the address for each executive officer and director is c/o Parlex Corporation, One Parlex Place, Methuen, MA 01844.

                                           Shares of
                                          Common Stock    % of Outstanding
                                          Beneficially      Common Stock
Stockholder                                 Owned(1)     Beneficially Owned
-----------                               ------------   ------------------

Beneficial owners of 5% or more:
Van Den Berg Management, Inc. (2)          1,007,000          15.52%
Dubuque Bank and Trust Company (3)           605,993           9.34%
Needham & Company, L.L.C. (4)                572,500           8.82%
Dimensional Fund Advisors Inc. (5)           546,500           8.42%
Laurence W. Lytton (6)                       366,182           5.64%

Executive officers and directors:
Herbert W. Pollack (7)(8)(9)                 583,404           8.99%
Peter J. Murphy (7)(8)(10)                   164,500           2.49%
Lynn J. Davis (7)(11)                         76,748           1.17%
Lester Pollack (7)(12)                        64,620             *
Jonathan R. Kosheff (8)(13)                   30,000             *
Sheldon Buckler (7)(14)                       24,000             *
Richard W. Hale (7)(15)                       22,500             *
Thibaud LeSeguillon (8)(16)                   21,500             *
David Price(8)(17)                            11,500             *
Russell D. Wright (7)(18)                      5,500             *
All directors and officers
  as a group (eleven persons) (19)         1,025,422          15.01%

________________
(*)   Less than one percent.
<F1>  For purposes of this table, the number of shares beneficially owned by each director, director nominee, executive officer and stockholder is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after September 22, 2005, through the exercise of any stock option, conversion option or similar right ("Presently Exercisable Options"). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock listed as owned by such person or entity.
<F2>  The shares shown as owned by Van Den Berg Management, Inc. are as reported by Van Den Berg Management, Inc. in a Statement on Schedule 13F with respect to its holdings of Common Stock as of June 30, 2005. The address for Van Den Berg Management, Inc. is 805 Las Cimas Parkway, Suite 430, Austin, TX 78746.
<F3>  The shares shown as owned by Dubuque Bank & Trust Company are as reported by Dubuque Bank & Trust Company in a Statement on Schedule 13F with respect to its holdings of Common Stock as of June 30, 2005. The address for Dubuque Bank & Trust Company is 1398 Central Avenue, Dubuque, IA 52001.
<F4>  The shares shown as owned by Needham & Company, L.L.C. ("Needham")
      represent the aggregate number of shares of the Company's common stock owned by Needham and various of its affiliates, assuming the conversion or exercise of all securities held by such entities. Specifically, Needham directly owns an aggregate 187,500 shares, consisting of 125,000 shares receivable upon conversion of shares of Parlex Series A Convertible Preferred Stock owned by it, and 62,500 shares underlying a warrant held by it. Needham is also the parent company of Needham Investment Management, L.L.C. ("NIM"), which has shared power to direct the vote and disposition of 200,000 shares held by a series of Needham Funds, Inc. ("NFI"). Needham is also a limited partner of Needham Management Partners, L.P. ("NMP"), which is the general partner of, and deemed to have investment discretion over, four mutual funds owning an aggregate 185,000 shares. Needham disclaims beneficial ownership of the shares owned by NFI and NMP, and those managed by NIM. George A. Needham may be deemed to beneficially own and have shared power to direct the vote and disposition of (i) the Presently Exercisable Options owned by Needham by virtue of his position as Chairman of Needham Group, Inc., the corporate parent of Needham, (ii) the shares held by NFI by virtue of his position as President and Chief Executive Officer of NFI, and (iii) the shares owned by NMP by virtue of his position as a General Partner of NMP. Mr. Needham disclaims beneficial ownership of the shares owned by Needham, NFI and NMP. James K. Kloppenburg may be deemed to beneficially own and have shared power to direct the vote and disposition of (i) the shares held by NFI by virtue of his position as a portfolio manager of NIM, which serves as the investment advisor to NFI, and (ii) the shares held by NMP by virtue of his position as a General Partner of NMP. Mr. Koppenburg may, therefore, be deemed to beneficially own an aggregate 385,000, or 5.93%, of the Company's outstanding shares. Mr. Kloppenburg disclaims beneficial ownership of the shares managed by NIM and the shares owned by NMP. The shares shown as managed by NIM and owned by NMP are as reported on a Schedule 13F filed by each such entity with respect to its beneficial ownership of common stock as of June 30, 2005. The address for Needham & Company, L.L.C. is 445 Park Avenue, New York, New York 10022.
<F5>  The shares shown as owned by Dimensional Fund Advisors Inc. are as reported by Dimensional Fund Advisors Inc. in a Statement on Schedule 13F with respect to its holdings of Common Stock as of June 30, 2005. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, Santa Monica, CA 90401.
<F6>  The shares shown as owned by Laurence W. Lytton are as reported on a
      Schedule 13G filed by the stockholder, dated February 9, 2005. The address for Mr. Lytton is 28 Sherwood Place, Scarsdale, NY 10583.
<F7>  Denotes a director of Parlex.
<F8>  Denotes an executive officer of Parlex.
<F9>  The shares shown as owned by Herbert W. Pollack include 158,045 shares, of which he disclaims beneficial ownership, owned directly by his wife, Sandra Pollack.
<F10> The shares shown as owned by Mr. Murphy include 119,750 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Employees' Stock Option Plan (the "1989 Option Plan") and 2001 Employees' Stock Option Plan (the "2001 Option Plan").
<F11> The shares shown as owed by Mr. Davis include 50,000 shares that Tate
      Capital Partners Fund, of which Mr. Davis is a principal, may receive upon conversion of a convertible note, and 20,000 shares underlying a warrant held by Tate Capital Partners Fund. In addition, Tate Capital Partners Fund has received 6,748 shares of common stock as interest payments upon the note outstanding. Mr. Davis disclaims beneficial ownership of shares owned by the Tate Capital Partners Fund in excess of his proportionate interest in the fund. Mr. Davis' address is Tate Capital Partners Fund, LLC, 3600 Minnesota Drive, Suite 525, Minneapolis, MN 55435.
<F12> The shares shown as owned by Lester Pollack include 19,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Director Plan and Parlex's 1996 Director Plan. Mr. Pollack's address is c/o Centre Partners Management LLC, 30 Rockefeller Plaza, New York, NY 10020.
<F13> The shares shown as owned by Mr. Kosheff include 30,000 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 2001 Option Plan.
<F14> The shares shown as owned by Dr. Buckler include 22,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Director Plan and Parlex's 1996 Director Plan.
<F15> The shares shown as owned by Mr. Hale include 22,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Director Plan and Parlex's 1996 Director Plan. Mr. Hale's address is c/o VXI Corporation, One Front Street, Rollinsford, NH 03869.




<F16> The shares shown as owned by Mr. LeSeguillon include 21,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Option Plan and 2001 Option Plan.
<F17> The shares shown as owned by Mr. Price include 11,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 2001 Option Plan.
<F18> The shares shown as owned by Mr. Wright include 1,000 shares owned by a family trust of which Mr. Wright and his wife serve as co-trustees, and 4,500 shares which he has the right to acquire pursuant to Presently Exercisable Options under Parlex's 1989 Director Plan.
      Mr. Wright disclaims beneficial ownership of the shares owned by the trust.
<F19> The number of shares shown as beneficially owned by officers and directors include 342,750 shares that they have the right to acquire pursuant to Presently Exercisable Options. In addition to the directors and executive officers listed in the table, the total shares owned by officers and directors includes a total of 21,150 shares that Mr. Eric Zanin, Vice President - Sales and Marketing, owns or has the right to acquire pursuant to Presently Exercisable Options.

Equity Compensation Plan Information

The following table sets forth certain information with respect to the number of securities issued and issuable under all of our existing equity compensation plans at June 30, 2005:


---------------------------------------------------------------------------------------------
Plan Category           Number of securities    Weighted-average        Number of securities
                        to be issued upon       exercise price of       remaining available
                        exercise of             outstanding options,    for future issuance
                        outstanding options,    warrants and rights     under equity plan
                        warrants and rights                             compensation plans
                                                                        (excluding securities
                                                                        reflected in column
                                                                        (a))
---------------------------------------------------------------------------------------------
                                 (a)                     (b)                     (c)
---------------------------------------------------------------------------------------------

Equity compensation            665,525                 $11.24                  642,668
 plans approved by
 security holders(1)
---------------------------------------------------------------------------------------------
      Total                    665,525                                         642,668
---------------------------------------------------------------------------------------------

<F1>  (1) Each of our equity compensation plans has been approved by our security holders.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

We retain as our general counsel the law firm of Kutchin & Rufo, P.C. to perform legal services on our behalf. Payments made by us to Kutchin & Rufo, P.C. in fiscal year 2005 were approximately $434,581. Edward D. Kutchin is a shareholder in the professional corporation of Kutchin & Rufo, P.C., is our corporate clerk and the son-in-law of Herbert W. Pollack, the Chairman of our Board of Directors.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

We have regularly employed Deloitte & Touche LLP for the auditing of our consolidated financial statements and other purposes since our incorporation in 1970. The following is a summary of the fees billed by Deloitte & Touche LLP to us for professional services rendered for the fiscal years ended June 30, 2005 and 2004.

Fee Category                   Fiscal 2005 fees       Fiscal 2004 fees
------------                   ----------------       ----------------

Audit Fees                          $631,726             $476,979
Audit-Related Fees                  $ 23,352             $ 73,603
Tax Fees                            $131,851             $216,711
All Other Fees                             -                    -
                                    --------             --------

Total Fees                          $786,929             $767,293
                                    ========             ========

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or other engagements.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense customs and duties, acquisitions and international tax planning.

All Other Fees. All other fees consist of fees billed by Deloitte & Touche LLP for services rendered to Parlex, other than the services described above under "Audit Fees" and "Audit-related fees" and "Tax fees".

Audit committee pre-approval of fees. The audit committee charter, as revised, requires that the Audit Committee pre-approve all audit and non-audit services provided to us by its independent auditors, subject to the de minimis exemption provided by SEC regulations for non-audit services.

The audit committee has established a policy relating to the pre-approval of all audit and non-audit services that are to be performed by our independent auditors. Under the policy, the Audit Committee may pre-approve engagements on a case-by-case basis or on a class basis if the relevant services are predictable and recurring. In addition to those services that the auditor is prohibited from providing under applicable law, the policy prohibits the provision of tax services in any case in which the fees payable are contingent on the results of the services provided.

Pre-approvals for classes of services are granted at the start of each fiscal year. In considering pre-approvals on a class basis, the Audit Committee reviews a description of the scope of services falling within each class and imposes specific budgetary guidelines that are largely based on historical costs. Pre-approvals granted on a class basis are effective for the applicable fiscal year.

Any audit or permitted non-audit service that is not included in an approved class, or for which total fees are expected to exceed the relevant budgetary guideline, must be pre-approved on an individual basis. Pre-approval of any individual engagement may be granted not more than one year before commencement of the relevant service. Pre-approvals of services that may be provided over a period of years must be reconsidered each year in light of all the facts and circumstances, including compliance with the pre-approval policy and the compatibility of the services with the auditor's independence.

                                   Part IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

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

      (b)   Exhibits

            An index of exhibits that are a part of this Form 10-K appears following the signature page and is incorporated herein by reference.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2005.

                                       Parlex Corporation

                                       By / s / Peter J. Murphy
                                          ---------------------------------
                                          Peter J. Murphy,
                                          Chief Executive Officer,
                                          President and Director

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

          Signature                          Title                        Date

/ s / Herbert W. Pollack         Chairman of the Board             September 28, 2005
------------------------------
Herbert W. Pollack

/ s / Peter J. Murphy            Chief Executive Officer,          September 28, 2005
------------------------------   President and Director
Peter J. Murphy                  (Principal Executive Officer)

/ s / Jonathan R. Kosheff        Treasurer and                     September 28, 2005
------------------------------   Chief Financial Officer
Jonathan R. Kosheff              (Principal Financial and
                                 Accounting Officer)

/ s / Sheldon A. Buckler         Director                          September 28, 2005
------------------------------
Sheldon A. Buckler

/ s / Lynn J. Davis              Director                          September 28, 2005
------------------------------
Lynn J. Davis

/ s / Richard W. Hale            Director                          September 28, 2005
------------------------------
Richard W. Hale

/ s / Lester Pollack             Director                          September 28, 2005
------------------------------
Lester Pollack

/ s / Russell D. Wright          Director                          September 28, 2005
------------------------------
Russell D. Wright

                                EXHIBIT INDEX

The exhibits listed below are filed with or incorporated by reference in the Annual Report on Form 10-K.

Exhibit
  No.                               Description
-------                             -----------

  2.1 Agreement and Plan of Merger, dated as of August 18, 2005 among Johnson Electric Holdings Limited, J.E.C. Electronics Sub One, Inc., J.E.C. Electronics Sub Two, Inc., and Parlex Corporation (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 18, 2005).

  2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of August 24, 2005 among Johnson Electric Holdings Limited, J.E.C. Electronics Sub One, Inc., J.E.C. Electronics Sub Two, Inc., and Parlex Corporation (filed as Exhibit 2.1 to our Current Report on Form 8-K dated August 31, 2005).

  2.3 Asset Purchase Agreement, dated as of August 17, 2005 among Parlex Corporation and Amphenol Corporation (filed as Exhibit
            2.1 to our Current Report on Form 8-K dated August 19, 2005).

  3.1       Restated Articles of Organization as amended (dated August 2,
            1983) (filed as Exhibits 3-A and 3-B to our Registration Statement on Form S-1, File No. 2-85588).

  3.2 Articles of Amendment to Restated Articles of Organization, dated December 1, 1987 (filed as Exhibit 10-Q to our Annual Report on Form 10-K for the fiscal year ended June 30, 1988).

  3.3 Bylaws (filed as Exhibit 3-C to our Registration Statement on Form S-1, File No. 2-85588).

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

  4.1 Warrant, dated June 11, 2003, issued to Silicon Valley Bank (filed as Exhibit 4-A to our Current Report on Form 8-K dated June 11, 2003).

  4.2 Securities Purchase Agreement dated July 28, 2003 between Parlex Corporation and the Investors named therein (filed as Exhibit 4-C to our Current Report on Form 8-K dated June 28, 2003).

  4.3 Form of 7% Convertible Subordinated Note (filed as Exhibit 4-D to our Current Report on Form 8-K dated June 28, 2003).

  4.4 Form of Stock Purchase Warrant to Purchase Shares of Common Stock, issued to each of the Investors (filed as Exhibit 4-E to our Current Report on Form 8-K dated June 28, 2003).

  4.5 Form of Stock and Warrant Purchase Agreement dated May 7, 2004 between Parlex Corporation and the purchasers of Parlex's Series A Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K dated May 7, 2004).

  4.6 Form of Warrant to Purchase Common Stock issued to each of the purchasers of Parlex's Series A Preferred Stock (filed as
            Exhibit 4.2 to our Current Report on Form 8-K dated May 7,
            2004).

  4.7 Form of Stock Purchase Warrant to purchase shares of Common Stock issued to Investec and its affiliates (filed as Exhibit
            4.3 to our Registration Statement on Form S-3 filed June 9,
            2004).

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

 10.6       Parlex Corporation 2001 Employees' Stock Option Plan* (filed as
            Exhibit 10-V to our Quarterly Report on Form 10-Q for the quarter ended December 30, 2001).

 10.7 Employment Agreement between Parlex Corporation and Peter J. Murphy, dated September, 2002 (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended June 30,
            2003).

 10.8 Lease, dated June 12, 2003, by and between Taurus Methuen, LLC, as landlord, and Parlex Corporation, as tenant, for the premises located at One Parlex Place, Methuen, Massachusetts (filed as Exhibit 10-GG to our Current Report on Form 8-K dated June 11, 2003).

 10.9 Lease, dated June 12, 2003, by and between Taurus Cranston, LLC, as landlord, and Poly-Flex Circuits, Inc., as tenant, for the premises located at 28 Kenney Drive, Cranston, Rhode Island (filed as Exhibit 10-HH to our Current Report on Form 8-K dated June 11, 2003).

 10.10 Loan and Security Agreement, dated June 11, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10-II to our Current Report on Form 8-K dated June 11, 2003).

 10.11 Loan Modification Agreement, dated September 23, 2003, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the year ended June 30, 2005).

 10.12 Second Loan Modification Agreement, dated February 18, 2004, by and among Silicon Valley Bank, as lender, and Parlex
            Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28,
            2004).

 10.13 Third Loan Modification Agreement, dated March 28, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2004).

 10.14 Fourth Loan Modification Agreement, dated May 10, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2004).

 10.15 Fifth Loan Modification Agreement, dated June 25, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

 10.16 Sixth Loan Modification Agreement, dated September 24, 2004, by and among Silicon Valley Bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

 10.17 Seventh Loan Modification Agreement, dated December 22, 2004, by and among Silicon Valley bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

 10.18 Eighth Loan Modification Agreement, dated May 10, 2005, by and among Silicon Valley bank, as lender, and Parlex Corporation, Poly-Flex Circuits, Inc. and Parlex Dynaflex Corporation, as borrowers (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

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

 10.21 First Amendment to Employment Agreement between Parlex Corporation and Peter J. Murphy, dated July 21, 2004* (filed as Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

 10.22 First Amendment to Employment Agreement between Parlex Corporation and Jonathan R. Kosheff, dated July 21, 2004* (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

 10.23 Joint Venure Agreement, dated December 22, 2004, by and between Parlex Asia Pacific Ltd. and Infineon Technologies Asia Pacific Pte Ltd. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2004).

 10.24 Stock Transfer Agreement, dated December 22, 2004, by and among Parlex Corporation, Parlex Asia Pacific Ltd. and Infineon Technologies Asia Pacific Pte Ltd. (filed as Exhibit 10.2 to our Current Report on Form 8-K dated December 29, 2004).

 10.25 License Agreement, dated December 22, 2004, by and among Parlex Corporation and Infineon Technologies Asia Pacific Pte Ltd. (filed as Exhibit 10.3 to our Current Report on Form 8-K dated December 29, 2004).

 10.26 Change of Control Agreement, dated July 21, 2004 by and between Parlex Corporation and Thibaud LeSeguillon* (filed as Exhibit
            10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.27 Form of Stock Option Grant Agreement under Parlex Corporation's 1989 Employees' Stock Option Plan* (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.28 Form of Stock Option Grant Agreement under Parlex Corporation's 1996 Outside Directors' Stock Option Plan* (filed as Exhibit
            10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.29 Form of Stock Option Grant Agreement under Parlex Corporation's 2001 Employees' Stock Option Plan* (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.30 First Amendment to Lease, dated June 29, 2004, by and between Taurus Methuen LLC, as landlord, and Parlex Corporation, as tenant (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

 10.31 Second Amendment to Lease, dated February 18, 2005, by and between Taurus Methuen LLC, as landlord, and Parlex
            Corporation, as tenant (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

 10.32 First Amendment to Joint Venture Agreement, dated March 28, 2005, by and between Parlex Asia Pacific Ltd and Infineon Technologies Asia Pacific Pte. Ltd (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

 10.33 Second Amendment to Employment Agreement, dated as of September 1, 2005, by and between Parlex Corporation and Peter J. Murphy* (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 1, 2005).

 10.34 Second Amendment to Employment Agreement, dated as of September 1, 2005, by and between Parlex Corporation and Jonathan R. Kosheff* (filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 1, 2005).

 10.35 Amendment to Change of Control Agreement, dated July 21, 2005, by and between Parlex Corporation and Thibaud
            LeSeguillon* (filed herewith).

 10.36 Change of Control Agreement, dated July 21, 2004, by and between Parlex Corporation and David Price* (filed herewith).

 10.37      Amendment to Change of Control Agreement, dated June 30,
            2005, by and between Parlex Corporation and David Price* (filed herewith).

 10.38 Change of Control Agreement, dated July 21, 2004, by and between Parlex Corporation and Eric Zanin* (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.39 Amendment to Change of Control Agreement, dated July 21, 2005, by and between Parlex Corporation and Eric Zanin* (filed herewith).

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